Form 10KSB
period 2007-12-31
Your Way Holding Corp
filed 2008-02-20
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: October 31, 2007

Commission File No. 000-53099

YOUR WAY HOLDING CORP.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8510684
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

5220 S. Ulster Street #2221
Greenwood Village, Colorado	80111
(Address of principal executive offices)	(zip code)

(720) 272-5211
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant's revenues for its most recent fiscal year were $-0-. The aggregate market value of the voting stock held by nonaffiliates cannot be computed because the Company’s securities do not trade in any market. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, February 15, 2008, was 22,010,000.

FORM 10-KSB

Your Way Holding Corp.

For purposes of this prospectus, unless otherwise indicated or the context otherwise requires, all references herein to “Your Way Holding” “we,” “us,” and “our,” refer to Your Way Holding Corp., a Colorado corporation, and our subsidiary, Your Way Gourmet, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

You should carefully consider the risks and uncertainties described below andthe other information in this document before deciding to invest in shares ofour common stock.

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have no operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in February, 2007. At the present time, we are recently formed and have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on February 21, 2007 through October 31, 2007, we generated $6,434 in revenue. We had a net loss of $24,045 for this period. Our sales depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to begin active operations;

♦	our ability to locate clients who will purchase our catering services; and

♦	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have a limited operating history, based upon limited revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could be continue to incur losses, which may result in a decline in our stock price.

We have a lack of liquidity and will need additional financing in the future. Additional financing may not be available when needed, which could delay, indefinitely postpone, or prevent our successful development.

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Vagi, our President. In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, the catering business, is an extremely risky business. An investor could lose his entire investment.

Because we are small and do not have much capital, we must limit our operations. A company in our industry with limited operations has a smaller opportunity to be successful.

Because we are small and do not have much capital, we must limit our operations. We must limit our operations to the Denver, Colorado metropolitan area as the only geographical area in which we operate. Because we may have to limit our operations, we may not generate sufficient sales to make a profit. If we do not make a profit, we may have to suspend or cease operations.

Our operations are subject to our ability to successfully market our services. We have no substantial history of being able to successfully market our services.

Our operations will depend, among other things, upon our ability to develop and to market our catering business to clients. Further, there is the possibility that our operations will not generate income sufficient to meet operating expenses or will generate income, if any, at rates lower than those anticipated or necessary to sustain the investment. An investor could lose his entire investment.

There are factors beyond our control which may adversely affect us.

Our operations may also be affected by factors which are beyond our control, principally general market conditions and changing client preferences.  Any of these problems, or a combination thereof, could have affect on our viability as an entity. We may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

Intense competition in our market could prevent us from developing revenue and prevent us from achieving annual profitability. In either situation, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

The catering industry is highly competitive with respect to price and service. There are numerous competitors, many well-established, including national, regional and local organizations possessing substantially greater financial, marketing, personnel and other resources than we do. There can be no assurance that we will be able to respond to various competitive factors affecting the catering industry. The catering industry is also generally affected by changes in client preferences, national, regional and local economic conditions and demographic trends. The performance of catering may also be affected by factors such as demographic considerations, and the type, number and location of competing operations. In addition, factors such as inflation, increased labor and employee benefit costs and a lack of availability of employees may also adversely affect our industry in general and our operations in particular.   We cannot guarantee that we will be able to successfully compete.

Our success will be dependent upon our management’s efforts. We cannot sustain profitability without the efforts of our management.

Our success will be dependent upon the decision making of our directors and executive officers. These individuals intend to commit as much time as necessary to our business, but this commitment is no assurance of success. The loss of Ms. Vagi, our President, would harm our operations. We have no written employment agreements with Ms. Vagi. We have not obtained key man life insurance on the lives of any of our officers or directors.

We have no experience as a public company.

We have never operated as a public company. We have no experience in complying with the various rules and regulations which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment in us.

Our stock has no public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no public market for our common stock. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

*	actual or anticipated fluctuations in our operating results;

*	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

*	changes in market valuations of other companies, particularly those that market services such as ours;

*	announcements by us or our competitors of significant innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

*	introduction of product enhancements that reduce the need for our products;

*	departures of key personnel.

Of our total outstanding shares as of November 30, 2007, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Applicable SEC rules governing the trading of “Penny Stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is currently not quoted in any market. If our common stock becomes quoted, we anticipate that it will trade well below $5.00 per share. As a result, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase.  These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

The over-the-counter market for stock such as ours is subject to extreme price and volume fluctuations.

The securities of companies such as ours have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the our industry and in the investment markets generally, as well as economic conditions and quarterly variations in our operational results, may have a negative effect on the market price of our common stock.

Buying low-priced penny stocks is very risky and speculative.

The shares being offered are defined as a penny stock under the Securities and Exchange Act of 1934, and rules of the Commission. The Exchange Act and such penny stock rules generally impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than certain accredited investors who are, generally, institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 jointly with spouse, or in transactions not recommended by the broker-dealer. For transactions covered by the penny stock rules, a broker-dealer must make a suitability determination for each purchaser and receive the purchaser's written agreement prior to the sale. In addition, the broker-dealer must make certain mandated disclosures in penny stock transactions, including the actual sale or purchase price and actual bid and offer quotations, the compensation to be received by the broker-dealer and certain associated persons, and deliver certain disclosures required by the Commission. Consequently, the penny stock rules may affect the ability of broker-dealers to make a market in or trade our common stock and may also affect your ability to resell any shares you may purchase in the public markets.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

Your Way Holding Corp. was incorporated in the State of Colorado on February 21, 2007. We develop, own, and operate a catering business in Colorado through our subsidiary corporation, Your Way Gourmet, Inc. We have no definitive plans to be involved in any other activities at the present time other than our catering business.

Through our catering business, we organize and cater a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

On February, 2007, we issued 21,880,000 restricted common shares for cash and past services.

In June, 2007, we issued 30,000 restricted common shares for cash:

In September and October, 2007, we completed a private placement offering of our common shares under the provisions of Rule 504 and analogous Colorado securities laws. We raised a total of $25,000 in this private placement offering and sold a total of 100,000 shares.

Our headquarters are located at 5220 S. Ulster Street, #2221, Greenwood Village, Colorado 80111. Our phone number at our headquarters is (720)272-5211. Our fiscal year end is October 31.

(c) PROPOSED OPERATIONS

Our plan for the twelve months beginning January 1, 2008 is to operate at a profit or at break even. We are currently in operation and have been since our inception.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our catering services. Our resources consist of our available cash and advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2008. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $35,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

            We also are planning to rely on the possibility of referrals from catering clients and will strive to satisfy our clients. We believe that referrals will be an effective form of advertising because of the quality of service that we bring to clients. We believe that satisfied catering clients will bring more and repeat clients.

In the next 12 months, we do not intend to spend any material funds on research and development and do not intend to purchase any large equipment.

(d) MARKETS

We plan to market through direct contact with prospective customers. We have no sales representative who solicit potential clients. However, Ms. Vagi plans to use her contacts to generate the initial customers and will attempt to develop repeat business from catering events.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. The use of raw materials may become a material factor in the future as we develop operations.

(f) CUSTOMERS AND COMPETITION

Our sales depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

The catering industry, in general, is intensely competitive. It is a fragmented industry, with no one company, or groups of companies in control. The relationships are typically local and based upon providing quality service and products. Generally, we compete with a number of local caterers, all of whom are larger and better-financed than we are. We must rely upon our contacts, referrals from customers, and repeat business to be successful.

In general, we expect our primary competition to be from established local caterers. We believe that our products and services are more attractive to our customers than our competitors because we can provide immediate response, with no long lead time. We also believe that we offer our customers flexibility and cost savings because our overhead is lower than many of our competitors. However, we cannot guarantee that we will be able to successfully compete.

 (g) BACKLOG

At October 31, 2007, we had no backlogs.

(h) EMPLOYEES

We have one full-time employee, our President. As we expand, we intend to hire additional employees. However, we have no present plans to do so. We typically hire part-time help as needed from time to time for specific events.. We reimburse our officers and directors for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve additional payment of salaries for our management, but currently, no such plans have been approved. We do not currently pay for vacation, holidays or provide major medical coverage. None of our officers or directors is a party to any employment agreement.

(i) PROPRIETARY INFORMATION

           We own no proprietary information.

(j) GOVERNMENT REGULATION

We are subject to regulation as to our food service by health authorities. We do not believe this regulation is material. Otherwise, we are not subject to any material government or industry regulation.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

We believe that we are not subject to any material costs for compliance with any environmental laws.

(m) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, 5220 S. Ulster Street, #2221, Greenwood Village, Colorado 80111. Our phone number at our headquarters is (720)272-5211.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge. This space is considered to be sufficient for us at the present time. We also own several items of office equipment and may acquire additional equipment in the future but have no plans to do so at this time. From time to time, we rent catering kitchen facilities for specific catering projects.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of February 15, 2008, there were fifty-nine record holders of our common stock and there were 22,010,000 shares of our common stock outstanding.  No public market currently exists for shares of our common stock. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

The Securities Enforcement and Penny Stock Reform Act of 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

A purchaser is purchasing penny stock which limits the ability to sell the stock. The shares offered by this prospectus constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

 The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Equity Compensation Plan Information

We have no outstanding stock options or other equity compensation plans.

Reports

Since our registration statement under Form SB-2 has been declared effective, we are subject to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

Dividend Policy

 We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis or Plan of Operation contains forward-looking statements that involve future events, our future performance and our expected future operations and actions. In some cases, you can identify forward-looking statements by the use of words such as “may”, “will”, “should”, “anticipate”, “believe”, “expect”, “plan”, “future”, “intend”, “could”, “estimate”, “predict”, “hope”, “potential”, “continue”, or the negative of these terms or other similar expressions. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including, but not limited to, the matters discussed in this report under the caption “Risk Factors”. We urge you not to place undue reliance on these forward-looking statements, which speak only as of the date of this prospectus. We undertake no obligation to publicly update any forward looking-statements, whether as a result of new information, future events or otherwise.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes included in this report.

Results of Operations

 From our inception on February 21, 2007 through October 31, 2007, we generated $6,434 in revenue. This is not a full fiscal year. As a result we have a limited operating history upon which to evaluate our business. We had a net loss of $24,045 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering company and our ability to generate revenues.

Our cost of goods sold was $5,042 for the period from February 21, 2007 through October 31, 2007, which gave us a gross profit of $1,392.

General and administrative expenses for the period from February 21, 2007 through October 31, 2007 was $25,149. The major components of general and administrative expenses include legal, consulting, and accounting fees and license fees.

As a result of the foregoing, we had a net loss of $24,045 for the period from February 21, 2007 through October 31, 2007.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $35,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services or products, appropriate responses to competitive pressures, or the acquisition of complementary businesses, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $35,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of October 31, 2007, we had cash or cash equivalents of $14,691.

Net cash used for operating activities was $22,884 from our inception on February 21, 2007 through October 31, 2007.

Cash flows used in investing activities were $470 from our inception on February 21, 2007 through October 31, 2007.

Cash flows provided by financing activities were $38,045 from our inception on February 21, 2007 through October 31, 2007.  These cash flows were all related to sales of stock and loans.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2008 for working capital purposes.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the U.S. economy, particularly the economy in Denver, Colorado. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering business and our ability to generate revenues.

 In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop clients for our services and, consequently, our sales. If we succeed in developing clients for our services and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements with any party.

Critical Accounting Policies

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an ongoing basis, including those related to provisions for uncollectible accounts receivable, inventories, valuation of intangible assets and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The accounting policies that we follow are set forth in Note 2 to our financial statements as included in this prospectus. These accounting policies conform to accounting principles generally accepted in the United States, and have been consistently applied in the preparation of the financial statements.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment." This statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS No. 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. This statement is effective for public entities that file as small business issuers, as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We adopted this pronouncement during the first quarter of 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have "commercial substance." SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 on its effective date did not have a material effect on our consolidated financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143", which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition. We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale or disposal of any assets.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and SFAS Statement No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have any impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS.

Your Way Holding Corp
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period February 21, 2007 (Inception) Through October 31, 2007

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Your Way Holding Corp.
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Your Way Holding Corp. (a development stage company) as of October 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from February 21, 2007 (inception) through October 31, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Your Way Holding Corp. as of October 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the period from February 21, 2007 (inception) through October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                        /s/ Ronald R. Chadwick, P.C.
December 5, 2007                                                RONALD R. CHADWICK, P.C.

Your Way Holding Corp
(A Development Stage Company)
Consolidated Balance Sheet
at October 31, 2007

ASSETS

Current Assets - Cash	$14,691

Property, Plant, & Equipment
Office equipment (net of $8 depreciation)	$462

TOTAL ASSETS	$15,153

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Interest payable	$288
Current portion notes payable	12,500

Total current liabilities	12,788

Long-Term Liabilities	-

TOTAL LIABILITIES	$12,788

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,010,000 shares.	22,010

Capital paid in excess of par value	4,400

Deficit accumulated during the development stage	(24,045)

TOTAL SHAREHOLDERS' EQUITY	2,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,153

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations
For the period February 21, 2007 (Inception) through October 31, 2007

Revenue (net of $126 refunds)	$6,434

Cost of goods sold	5,042

Gross profit	1,392

General and adminstrative expenses
Accounting	2,500
Bank charges	29
Consulting	865
Depreciation	8
Dues	85
Legal	21,500
Licenses and fees	119
Office	43

Total General and administrative expenses	25,149

(Loss) before other expenses	(23,757)

Other expenses - interest	(288)

Net (Loss)	(24,045)

Basic and Fully Diluted (Loss) Per Share	(0.00)

Weighted Average Common Shares
Outstanding	21,907,778

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period February 21, 2007 (Inception) through October 31, 2007

Net (Loss)	$(24,045)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	8

Stock issued for services	865
Increase in interest payable	288

Net cash (used) in operation activities	(22,884)

Cash flows from investing activities:
Purchase of office equipment	(470)
Advances received from officer	200
Advances paid to officer	(200)

Net cash (used) in investing activities	(470)

Cash flows from financing activities:
Issuance of common stock	25,545
Notes payable	12,500

Net cash provided from financing activities	38,045

Net increase in cash	14,691
Cash at beginning of period	-
Cash at end of period	$14,691

Supplemental disclosure information:
Stock issued for services	$865

Cash paid for interest	$-
Cash paid for income taxes	$-

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	$22,010	$4,400	$(24,045)	$2,365

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period February 21, 2007 (Inception) Through October 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Your Way Holding Corp.. (the “Company”), was incorporated as a holding company in the State of Colorado on February 21, 2007. The Company was formed to develop, own, and operate a catering business through its subsidiary, Your Way Gourmet, Inc.

Your Way Gourmet Inc. is a wholly-owned subsidiary of the Company. It was incorporated as a Colorado corporation on February 21, 2007 to organize and cater different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners as well as any business that is permitted by law, as designated by the board of directors of the Company.

On February 22, 2007, in an acquisition classified as a transaction between parties under common control, Your Way Holding Corp. acquired all the outstanding common shares of Your Way Gourmet, Inc. (21,000,000 shares of Your Way Gourmet, Inc. common shares were issued for 500 common shares of Your Way Gourmet, Inc.), making Your Way Gourmet, Inc. a wholly owned subsidiary of Your Way Holding Corp. The results of operations of Your Way Holding Corp. and Your Way Gourmet Inc. have been consolidated from February 22, 2007 forward..

DEVELOPMENT STAGE

The Company is currently in the developmental stage and has no significant operations to date.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers demand deposits and highly liquid-debt instruments purchased with maturity of three months or less to be cash equivalents.

Your Way Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period February 21, 2007 (Inception) Through October 31, 2007

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2007.

REVENUE RECOGNITION

The Company will be providing food and beverage catering. The revenue is recognized when the product is delivered. As of  October 31, 2007 the Company has had no operations.

Note 2 – Basis of Presentation

In the course of its life the Company has had limited operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management raised minimum capital through a private offering.  Management believes this will contribute toward its operations and subsequent profitability.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party Events

The Company currently has an office located at an address maintained by the President on a rent free basis.

Note 4 – Capital Stock

The Company authorized 50,000,000 shares of .001 par value common stock.  Through October 31, 2007, the Company issued a total of 22,010,000 shares raising $25,545.

On February 22, 2007 the Company issued 21,000,000 shares of $.001 par value common stock to a founder for $500 in services.

Your Way Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period February 21, 2007 (Inception) Through October 31, 2007

Note 4 – Capital Stock (continued)

On February 22, 2007 the Company issued 800,000 shares of $.001 par value common stock for $500 in cash and services valued at $300 or $.001 per share.

On February 22, 2007 the Company issued 65,000 shares of $.001 par value common stock for $ services valued at $65 or $.001 per share.

On February 22, 2007 the Company issued 15,000 shares of $.001 par value common stock for $15 in cash or $.001 per share.

On February 22, 2007 the Company issued 30,000 shares of $.001 par value common stock for $30 in cash or $.001 per share.

On October 31, 2007 as part of a private offering,  the Company issued 100,000 shares of $.001 par value common stock for $25,000 cash or $.25 per share.

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2007.

The Company has declared no dividends through October 31, 2007.

Note 6 -  Income Taxes

At October 31, 2007, the Company had a tax loss carryforward of $24,061. As of October 31, 2007 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees. Each person listed below is also a director.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Lynn M. Vagi	33	President, Chief Executive
5220 S. Ulster Street #2221		Officer, Treasurer, and
Greenwood Village, CO 80111		Chief Financial Officer

Donald R. Stoltz	52	Secretary and Director
5220 S. Ulster Street #2221
Greenwood Village, CO 80111

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons. Neither is related to the other. Neither can be considered to be independent directors.

Background Information about Our Officers and Directors

Lynn M. Vagi has been our President and a Director since our inception. From 2004 to the present, she has been involved in the hospitality business at McCormick and Schmick’s in various service capacities. From 2002 to 2005, she was a Veterinary Technician at the Douglas County Animal Hospital. From 2003 to 2005, she also worked at Del Frisco’s restaurant as Sous Chef. In 2003, she also worked at Rock Yard Brewery, as Executive Chef, in Castle Rock, Colorado. Ms. Vagi attended Shelby State University, in Memphis, Tennessee.

Donald R. Stoltz has been President of DRS Construction and Management Inc., a private construction firm from 1985 to the present. His firm has been involved in the completion of numerous Commercial and Residential Projects through out the Denver Metro area. From 1999 to 2002, Mr. Stoltz  held a liquor license in  Aurora Colorado, where he was a part owner of  a Sports Bar/Night Club.

Family Relationships

There are no family relationships among our directors and executive officers. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it. No director or executive officer has been convicted of a criminal offense within the past five years or is the subject of a pending criminal proceeding. No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities. No director or officer has been found by a court to have violated a federal or state securities or commodities law.

Committees of the Board of Directors

There are no committees of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our Board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 10. EXECUTIVE COMPENSATION

Our officers and directors do not receive any compensation for their services rendered to us, nor have they received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay the officers and directors.  Further, the officers and directors are not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officers or directors in the future.

 None of our officers and directors will receive any finder’s fee, either directly or indirectly, as a result of their respective efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of its employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of November 30, 2007, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,010,000 common shares were issued and outstanding as of November 30, 2007.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)(2)	Class

Lynn M. Vagi	21,000,000	95.4%
5220 S. Ulster Street # 2221
Greenwood Village CO 80111

Donald R. Stoltz	15,000	0.006%
Greenwood Village, CO 80111

All Officers and Directors as a Group	21,015,000	95.5%
(two persons)
    ___________________
      (1)  All shares owned of record.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2* 21.1*	Bylaws List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, December 11, 2007.

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

. Our financial statements for the year ended October 31, 2007, in this prospectus have been audited by Ronald R. Chadwick, P.C., of Aurora, Colorado, independent registered public accounting firm, to the extent and for the periods set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $3,000 for the year ended October 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 20, 2008.

YOUR WAY HOLDING CORP.

By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date
/s/Lynn M. Vagi Lynn M. Vagi	Director	February 20, 2008
/s/Donald R.Stoltz Donald R. Stoltz	Director	February 20, 2008