Form 10QSB
period 2008-01-31
Your Way Holding Corp
filed 2008-03-11
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended January 31, 2008

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]                                                                                                          Accelerated filer[ ]

Non-accelerated filer[ ]                                                                                                           Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of March 1, 2008, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-QSB
YOUR WAY HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2008

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

Your Way Holding Corp
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	January	October
	31, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$17,306	$14,691

Total Current Assets	17,306	14,691

Property, Plant, & Equipment
Office equipment (net of $32 and $8 depreciation)	438	462

TOTAL ASSETS	$17,744	$15,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$12,500	$12,500
Accounts payable	79	-
Interest payable	475	288
Other current liabilities	2	-

Total current liabilities	13,056	12,788

Total Liabilities	$13,056	$12,788

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(21,722)	(24,045)

TOTAL SHAREHOLDERS' EQUITY	4,688	2,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,744	$15,153

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consaolidated Statement Of Operations
(A Development Stage Company)

	3 Months	February 21,
	Ended	2007 (inception)
	January	through January
	31, 2008	31, 2008

Revenue: (net of $5,311 returns & allowances)	$17,366	$23,800

Cost of goods sold	8,773	13,815

Gross profit	8,593	9,985

General & Administrative Expenses

Accounting	750	3,250
Bank charges	0	29
Consulting	0	865
Depreciation	24	32
Legal	0	21,500
Office	201	448
Salaries	2,450	2,450
Stock transfer	2,471	2,471
Taxes - payroll	187	187

Total G & A	6,083	31,232

Income (Loss) from operations	2,510	(21,247)

Other (Expenses) interest	(187)	(475)

Net (Loss)	$2,323	$(21,722)

Basic (Loss) per common share	0.00	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the period February 21, 2007 (Inception) through October 31, 2007
		February 17,
	Three month	2007 Inception
	period ended	through
	January 31,	January 31,
	2008	2008
	(Unaudited)	(Unaudited)

Net (Loss)	$2,323	$(24,045)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	24	8

Stock issued for services	-	865
Increase in accounts payable	79	-
Increase in other accrued liabilities	2	-
Increase in interest payable	187	288

Net cash (used) in operation activities	2,615	(22,884)

Cash flows from investing activities:
Purchase of office equipment	-	(470)
Advances received from officer	-	200
Advances paid to officer	-	(200)

Net cash (used) in investing activities	-	(470)

Cash flows from financing activities:
Issuance of common stock	-	25,545
Notes payable	-	12,500

Net cash provided from financing activities	-	38,045

Net increase in cash	2,615	14,691
Cash at beginning of period	14,691	-
Cash at end of period	$17,306	$14,691

Supplemental disclosure information:
Stock issued for services	$-	$865

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	$22,010	$4,400	$(24,045)	$2,365

Net (loss)	-			2,323	2,323

Balance at January 31, 2008	22,010,000	$22,010	$4,400	$(21,722)	$4,688

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Notes To Unaudited Financial Statements
For The Three Month Period Ended January 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended Janaury 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended October 31, 2007 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-KSB, Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case ,the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have a limited operating history, and have been profitable only in our most recent fiscal quarter.  We may never sustain profitability, and, as a result, we could go out of business.

We were formed as a Colorado business entity in February, 2007. At the present time, we have only recently been profitable in our most recent fiscal quarter. There can be no guarantee that we will ever be able to sustain our profitability. From our inception on February 21, 2007 through January 31, 2008, we generated $23,800 in revenue. We had a net loss of $21,722 for this period. However, for the three month period ended January 31, 2008, we had $17,366 in revenue and generated a profit of $2,323. Our sales depend upon the number of customers we can generate.  We may never sustain profitability, and, as a result, we could go out of business.

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

Of our total outstanding shares as of January 31, 2008, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Overview and History

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending January 31, 2008. We have no comparative figures for January 31, 2007, since we were formed in February, 2007. For the fiscal quarter ended January 31, 2008 we had sales of $17,366, compared to sales of $23,800 from inception through January 31, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended January 31, 2008 was $8,773, or approximately 50.5% of sales. Our costs of goods from inception through January 31, 2008 was $13,815, or approximately 58% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended January 31, 2008 was $8,593, or approximately 49.5% of sales. Our gross profit from inception through January 31, 2008 was $9,985, or approximately 42% of sales. We have seen and continue to believe that increasing sales will eventually lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended January 31, 2008 was $6,083. Operating Expenses from inception through January 31, 2008 was $31,232. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net profit of $2,323 for the fiscal quarter ended January 31, 2008, compared to a net loss of $21,722 from inception through January 31, 2008. We will try to continue to operate at a profit, but cannot guarantee to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2008, although it is too early to predict profitability.

Liquidity and Capital Resources

As of January 31, 2008, we had cash or cash equivalents of $17,306.

Net cash provided by operating activities was $2,615 for the fiscal quarter ended January 31, 2008 compared to net cash used in operating activities of $22,884 from inception through January 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the fiscal quarter ended January 31, 2008, compared to $470 from inception through January 31, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $-0- for the fiscal quarter ended January 31, 2008, compared to $38,045 from inception through January 31, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

Over the next twelve months our capital costs will be approximately $10,000 to $12,000 primarily to expand our current operations. We plan to buy additional equipment to be used in our operations.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations, which includes becoming profitable. Additional resources will be needed to expand into additional locations.

Otherwise, we do not anticipate needing to raise additional capital resources in the next twelve months.

Until the current operations become cash flow positive, our officers and directors will fund the operations to continue the business. At this time we have no other resources on which to get cash if needed without their assistance.

Our principle source of liquidity is our operations. Our variation in sales is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our sales. If we succeed in expanding our customer base and generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

Plan of Operation

We have been profitable in our most recent fiscal quarter. We will attempt to operate for the coming fiscal year at a profit or at break even.

Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. We believe that we can maintain profitability as we are presently organized with sufficient catering business.

If we are not successful in our operations we will be faced with several options:

1. Cease operations and go out of business;

2. Continue to seek alternative and acceptable sources of capital;

3. Bring in additional capital that may result in a change of control; or

4. Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

Currently, we have sufficient capital to implement our proposed business operations or to sustain them for the next twelve months. If we can become profitable, we could operate at our present level indefinitely.

To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of January 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

  The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended January 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description
3.1*	Articles of Incorporation
3.2*	Bylaws
21.1*	List of Subsidiaries
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed with Form SB-2 Registration Statement, December 11, 2007.

(b)  The Company filed no reports on Form 8-K during the three months ended January 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date March 11, 2008	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer
Title