Form 10QSB
period 2008-04-30
Your Way Holding Corp
filed 2008-06-13
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  April 30, 2008

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of June 1, 2008, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-QSB
YOUR WAY HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2008

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

Your Way Holding Corp
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	April	October
	30, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$14,940	$14,691

Total Current Assets	14,940	14,691

Property, Plant, & Equipment
Office equipment (net of $56 and $8 depreciation)	414	462

TOTAL ASSETS	$15,354	$15,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$21,500	$12,500
Accounts payable	79	-
Interest payable	680	288
Other current liabilities	2	-

Total current liabilities	22,261	12,788

Total Liabilities	$22,261	$12,788

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(33,317)	(24,045)

TOTAL SHAREHOLDERS' EQUITY	(6,907)	2,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,354	$15,153

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited 3 Months Ended April 30, 2008	Unaudited February 21, 2007 (inception) through April 30, 2008

Revenue: (net of $5,311 returns & allowances)	$6,307	$-

Cost of goods sold	3,047	-

Gross profit	3,260	-

General & Administrative Expenses

Accounting	1,500	-
Bank charges	-	8
Consulting	-	865
Depreciation	24	-
Legal	7,500	-
Office	291	-
Professional fees	1,123	-
Salaries	2,103	-
Stock transfer	392	-
Taxes - payroll	216	-

Total G & A	13,149	873

Income (Loss) from operations	(9,889)	(873)

Other (Expenses) interest	(1,706)	-

Net (Loss)	$(11,595)	$(873)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	4,862,222

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consaolidated Statement Of Operations
(A Development Stage Company)

	Unaudited 6 Months Ended April 30, 2008	Unaudited February 21, 2007 (inception) through April 30, 2007	Unaudited February 21, 2007 (inception) through April 30, 2008

Revenue: (net of $5,312& $0 returns & allowances respectively)	$23,673	$-	$30,107

Cost of goods sold	11,820	-	16,862

Gross profit	11,853	-	13,245

General & Administrative Expenses

Accounting	2,250	-	4,750
Bank charges	0	8	29
Consulting	0	865	865
Depreciation	48	-	56
Legal	7,500	-	29,000
Office	492	-	739
Professional fees	1,123	-	1,123
Salaries	4,553	-	4,553
Stock transfer	2,863	-	2,863
Taxes - payroll	403	-	403

Total G & A	19,232	873	44,381

Income (Loss) from operations	(7,379)	(873)	(31,136)

Other (Expenses) interest	(1,893)	-	(2,181)

Net (Loss)	$(9,272)	$(873)	$(33,317)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	4,862,222	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows

	Unaudited Six month period ended April 30, 2008	Unaudited February 17, 2007 Inception through April 30, 2007	Unaudited February 17, 2007 Inception through April 30, 2008

Net (Loss)	$(9,272)	$(873)	$(33,317)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	48	-	56
		-
Interest accretion	1,500		1,500
Stock issued for services	-	865	865
Increase in accounts payable	79	-	79
Increase in Deferred income		300
Increase in other accrued liabilities	2	-	2
Increase in interest payable	392	-	680

Net cash (used) in operation activities	(7,251)	292	(30,135)

Cash flows from investing activities:
Purchase of office equipment	-	-	(470)
Advances received from officer	-	-	200
Advances paid to officer	-	(200)	(200)

Net cash (used) in investing activities	-	(200)	(470)

Cash flows from financing activities:
Issuance of common stock	-	500	25,545
Notes payable	7,500	-	20,000

Net cash provided from financing activities	7,500	500	45,545

Net increase in cash	249	592	14,940
Cash at beginning of period	14,691	-	-
Cash at end of period	$14,940	$592	$14,940

Supplemental disclosure information:
Stock issued for services	$-	$865	$865

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total
Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	$22,010	$4,400	$(24,045)	$2,365

Net (loss)	-			(9,272)	(9,272)

Balance at April 30, 2008 (Unaudited)	22,010,000	$22,010	$4,400	$(33,317)	$(6,907)

_______________

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Six Month Period Ended April 30, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim periods ended April 30, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and six month periods ended April 30, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

Note 2 – Notes Payable

The Company was in need of additional funds and borrowed cash in the amount of $7,500. The notes included additional interest of $1,500 for a total amount due of $9,000 due on demand. Interest is accruing at a rate of 6% per annum on the $9,000 face value.

Note 3 - Financial Statements

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

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case , the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We are recently formed, have a limited operating history, and have been only occasionally profitable.  We may never sustain profitability, and, as a result, we could go out of business.

We were formed as a Colorado business entity in February, 2007.  At the present time, we are recently formed and have never been profitable.  From our inception on February 21, 2007 through April 30, 2008, we generated $30,017 in revenue.  We had a net loss of $33,317 for this period.  For the three month period ended April 30, 2008 we had $6,307 in revenue and generated a loss of $11,595.  Our revenues depend upon the number of clients we can develop and quality of service.  We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will ever become a profitable company.  We may never become a profitable company, and, as a result, we could go out of business.

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

For the period ended October 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to sustain active operations;

♦	our ability to locate clients who will purchase our catering services; and

♦	our ability to generate revenues.

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

We have a limited operating history, based upon limited revenues and a lack of profitability. These factors make it difficult to evaluate our business on the basis of historical operations. As a consequence, our past results may not be indicative of future results. Although this is true for any business, it is particularly true for us because of our limited operating history. Reliance on historical results may hinder our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses. For example, if we overestimate our future sales for a particular period or periods based on our historical growth rate, we may increase our overhead and other operating expenses to a greater degree than we would have if we correctly anticipated the lower sales level for that period and reduced our controllable expenses accordingly. If we make poor budgetary decisions as a result of unreliable historical data, we could continue to incur losses, which may result in a decline in our stock price.

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

As a company with limited operating history, we are inherently a risky investment.

We have limited operating history. Because we are a company with limited history, the operations in which we engage in, the catering business, is an extremely risky business. An investor could lose his entire investment.

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

Of our total outstanding shares as of June 1, 2008, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending April 30, 2008 and for the six months ended April 30, 2008. We have no comparative figures for April 30, 2007, since we were formed in February, 2007. For the fiscal quarter ended April 30, 2008 we had sales of $6,307, compared to no sales from inception through April 30, 2007. For the six months ended April 30, 2008 we had sales of $23,673.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended April 30, 2008 was $3,047, or approximately 44.3% of sales. Our costs of goods from inception through April 30, 2007 was $-0-.  Our costs of goods for the six months ended April 30, 2008 was $11,820, or approximately 49.9% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended April 30, 2008 was $3,260, or approximately 51.7% of sales. Our gross profit from inception through April 30, 2007 was $-0-. Our gross profit for the six months ended April 30, 2008 was $11,853, or approximately 50% of sales. We have seen and continue to believe that increasing sales will eventually lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended April 30, 2008 was $13,149. Operating Expenses from inception through April 30, 2007 was $873.  Operating expenses for the six months ended April 30, 2008 was $19,232. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $11,595 for the fiscal quarter ended April 30, 2008, compared to a net loss of $873 from inception through April 30, 2007. We had a net loss of $9,272 for the six months ended April 30, 2008. We expect we will operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2008, although it is too early to predict profitability.

Liquidity and Capital Resources

As of April 30, 2008, we had cash or cash equivalents of $14,940.

Net cash used in operating activities was $7,251 for the six months ended April 30, 2008 compared to net cash used in operating activities of $30,135 from inception through April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the six months ended April 30, 2008, compared to $470 from inception through April 30, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $7,500 for the six months ended April 30, 2008, compared to $45,545 from inception through April 30, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of April 30, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended April 30, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)  The Company filed no reports on Form 8-K during the three months ended April 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date: June 13, 2008	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer