Form 10QSB
period 2008-07-31
Your Way Holding Corp
filed 2008-09-10
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended July 31, 2008

Commission File No. 000-53099

YOUR WAY HOLDING CORP.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8510684
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

4363 South Quebec #4207
Denver, Colorado	80237
(Address of principal executive offices)	(zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes []   No [X]

As of August 1, 2008, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-QSB
YOUR WAY HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended July 31, 2008

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

Your Way Holding Corp
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited	Audited
	July	October
	31, 2008	31, 2007
ASSETS

Current Assets:

Cash and cash equivalents	$8,141	$14,691
Accounts receivable	1,667	0

Total Current Assets	9,808	14,691

Property, Plant, & Equipment
Office equipment (net of $80 and $8 depreciation)	390	462

TOTAL ASSETS	$10,198	$15,153

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$21,500	$12,500
Accounts payable	-	-
Interest payable	913	288
Other current liabilities	14	-

Total current liabilities	22,427	12,788

Total Liabilities	$22,427	$12,788

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(38,639)	(24,045)

TOTAL SHAREHOLDERS' EQUITY	(12,229)	2,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,198	$15,153

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited
	3 Months	3 Months
	Ended	Ended
	July	July
	31, 2008	31, 2007

Revenue: (net of $5,311 returns & allowances)	$6,588	$1,742

Cost of goods sold	3,044	691

Gross profit	3,544	1,051

General & Administrative Expenses

Accounting	1,500	-
Advertising	381	-
Bank charges	-	(8)
Consulting	-	-
Depreciation	24	-
Legal	0	9,000
Office	3,921	42
Professional fees	-	393
Salaries	2,550	-
Stock transfer	-	-
Taxes - payroll	258	-

Total G & A	8,634	9,427

Income (Loss) from operations	(5,090)	(8,376)

Other (Expenses) interest	(232)	-

Net (Loss)	$(5,322)	$(8,376)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	12,158,119

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consaolidated Statement Of Operations
(A Development Stage Company)

	Unaudited	Unaudited	Unaudited
	9 Months	February 21,	February 21,
	Ended	2007 (inception)	2007 (inception)
	July	through July	through July
	31, 2008	31, 2007	31, 2008

Revenue: (net of $5,312& $0 returns
& allowances respectively)	$30,261	$1,742	$36,695

Cost of goods sold	14,864	691	19,906

Gross profit	15,397	1,051	16,789

General & Administrative Expenses

Accounting	3,750	-	6,250
Advertising	381	-	381
Bank charges	-	-	29
Consulting	-	865	865
Depreciation	72	-	80
Legal	7,500	9,000	29,000
Office	4,413	42	4,660
Professional fees	1,123	393	1,123
Salaries	7,103	-	7,103
Stock transfer	2,863	-	2,863
Taxes - payroll	661	-	661

Total G & A	27,866	10,300	53,015

Income (Loss) from operations	(12,469)	(9,249)	(36,226)

Other (Expenses) interest	(2,125)	-	(2,413)

Net (Loss)	$(14,594)	$(9,249)	$(38,639)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	12,158,119	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Unaudited Consolidated Statement of Cash Flows
		Unaudited	Unaudited
	Unaudited	February 17,	February 17,
	9 month	2007 Inception	2007 Inception
	period ended	through	through
	July 31,	July 31,	July 31,
	2008	2007	2008

Net (Loss)	$(14,594)	$(9,249)	$(38,639)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	72	-	80
		-
Interest accretion	1,500		1,500
Stock issued for services	-	865	865
(Increase) in accounts receivable	(1,667)		(1,667)
Increase in accounts payable	-	-	-
Increase in Deferred income		-
Increase in other accrued liabilities	14	-	14
Increase in interest payable	625	-	913

Net cash (used) in operation activities	(14,050)	(8,384)	(36,934)

Cash flows from investing activities:
Purchase of office equipment	-	-	(470)
Advances received from officer	-	-	200
Advances paid to officer	-	(200)	(200)

Net cash (used) in investing activities	-	(200)	(470)

Cash flows from financing activities:
Issuance of common stock	-	500	25,545
Notes payable	7,500	10,000	20,000

Net cash provided from financing activities	7,500	10,500	45,545

Net increase in cash	(6,550)	1,916	8,141
Cash at beginning of period	14,691	-	-
Cash at end of period	$8,141	$1,916	$8,141

Supplemental disclosure information:
Stock issued for services	$-	$865	$865

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Nine Month Period Ended July 31, 2008

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and 9 month interim periods ended July 31, 2008 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month periods ended July 31, 2008 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2008.

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

We were formed as a Colorado business entity in February, 2007.  At the present time, we have never been profitable.  From our inception on February 21, 2007 through July 31, 2008, we generated $36,695 in revenue.  We had a net loss of $38,639 for this period.  For the three month period ended July 31, 2008 we had $6,588 in revenue and generated a loss of $5,322.  Our revenues depend upon the number of clients we can develop and quality of service.  We cannot guarantee we will ever develop a substantial number of clients.  Even if we develop a substantial number of clients, there is no assurance that we will ever become a profitable company.  We may never become a profitable company, and, as a result, we could go out of business.

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

Of our total outstanding shares as of August 1, 2008, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

Our headquarters are located at 4363 South Quebec, #4207, Denver, Colorado 80237. Our phone number at our headquarters is (720)272-5211. Our fiscal year end is October 31.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending July 31, 2008 and 2007, for the nine months ended July 31, 2008 and from inception through July 31, 2008. We were formed in February, 2007. For the fiscal quarter ended July 31, 2008 we had sales of $6,588, compared to $1,742 for the fiscal quarter ended July 31, 2007. For the nine months ended July 31, 2008 we had sales of $30,261. We had $36,695 in sales from inception through July 31, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended July 31, 2008 was $3,044, or approximately 46.2% of sales, compared to $691, or approximately 39.7% of sales, for the fiscal quarter ended July 31, 2007. Our costs of goods for the nine months ended July 31, 2008 was $14,864, or approximately 49.1% of sales.  Our costs of goods from inception through July 31, 2008 was $19,906 or approximately 53.8% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended July 31, 2008 was $3,544, or approximately 53.8% of sales compared to $1,051, or approximately 60.3% of sales, for the fiscal quarter ended July 31, 2007. Our gross profit for the nine months ended July 31, 2008 was $15,397, or approximately 50.9% of sales. Our gross profit from inception through July 31, 2008 was $16,789, or approximately 46.2% of sales. We have seen and continue to believe that increasing sales will eventually lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended July 31, 2008 were $8,634, compared to $9,427 for the fiscal quarter ended July 31, 2007. Operating expenses for the nine months ended July 31, 2008 were $27,866. Operating Expenses from inception through July 31, 2008 were $53,015. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $5,322 for the fiscal quarter ended July 31, 2008, compared to a net loss of $8,376 for the fiscal quarter ended July 31, 2007. . We had a net loss of $14,594 for the nine months ended July 31, 2008. We had a net loss of $38,639 from inception through July 31, 2008. Our losses have decreased in each period. We expect we will operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. At this time, it is too early to predict profitability.

Liquidity and Capital Resources

As of July 31, 2008, we had cash or cash equivalents of $8,141.

Net cash used in operating activities was $14,050 for the nine months ended July 31, 2008 compared to net cash used in operating activities of $36,934 from inception through July 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the nine months ended July 31, 2008, compared to $470 from inception through July 31, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $7,500 for the nine months ended July 31, 2008, compared to $45,545 from inception through July 31, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of July 31, 2008, being the date of our most recently completed fiscal quarter end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal quarter ended July 31, 2008, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

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

(b)  The Company filed no reports on Form 8-K during the three months ended July 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date September 10, 2008	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer