Form 10-K
period 2008-10-31
Your Way Holding Corp
filed 2009-01-28
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   October 31, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

The aggregate market value of the voting stock held by nonaffiliates is $149,250. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, January 15, 2009, was 22,010,000.

FORM 10-K

Your Way Holding Corp.

INDEX

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

Our headquarters are located at 4363 South Quebec #4207, Denver, Colorado 80237. Our phone number at our headquarters is (720)272-5211. Our fiscal year end is October 31.

Operations

We are currently in operation and have been since our inception. Currently, we are conducting business in only one location in the Denver Metropolitan area. We have no plans to expand into other locations or areas. The timing of the completion of the milestones needed to become profitable is not directly dependent on anything except our ability to develop sufficient revenues. We believe that we can achieve profitability as we are presently organized with sufficient business. Our principal cost will be marketing our product. At this point, we do not know the scope of our potential marketing costs but will use our existing resources to market our catering services. Our resources consist of our available cash and advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

If we are not successful in our operations we will be faced with several options:

1.	Cease operations and go out of business;

2.	Continue to seek alternative and acceptable sources of capital;

3.	Bring in additional capital that may result in a change of control; or

4.	Identify a candidate for acquisition that seeks access to the public marketplace and its financing sources.

            Currently, we believe that we have sufficient capital to implement our proposed business operations or to sustain them through December 31, 2009. If we can become profitable, we could operate at our present level indefinitely. To date, we have never had any discussions with any possible acquisition candidate nor have we any intention of doing so.

Proposed Milestones to Implement Business Operations

At the present time, we plan to operate from one location in the Denver Metropolitan area. Our plan is to make our operation profitable by the end of our next fiscal year. We estimate that we must generate approximately $65,000 in sales per year to be profitable.

We believe that we can be profitable or at break even by the end of the current fiscal year, assuming sufficient sales. Based upon our current plans, we have adjusted our operating expenses so that cash generated from operations and from working capital financing is expected to be sufficient for the foreseeable future to fund our operations at our currently forecasted levels. To try to operate at a break-even level based upon our current level of anticipated business activity, we believe that we must generate approximately $65,000 in revenue per year. However, if our forecasts are inaccurate, we may need to raise additional funds. Our resources consist of our available cash and advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations . In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced services and products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business

Other than advances from Ms. Vagi, who has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes, there is no assurance that additional funds will be made available to us on terms that will be acceptable, or at all, if and when needed. We expect to generate and increase sales, but there can be no assurance we will generate sales sufficient to continue operations or to expand.

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

Marketing

We market through direct contact with prospective customers. We have no sales representative who solicit potential clients. However, Ms. Vagi uses her personal contacts to generate customers and attempts to develop repeat business from catering events.

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

Backlog

At October 31, 2008, we had no backlogs.

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

Proprietary Information

           We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office located at our principal office, 4363 South Quebec #4207, Denver, Colorado 80237. Our phone number at our headquarters is (720)272-5211.

Item 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all orpart of your investment.

Risks Related to Our Business and Industry

RISKS ASSOCIATED WITH OUR COMPANY:

We have limited operating history, and have never been profitable.  As a result, we may never become profitable, and, as a result, we could go out of business.

We were formed as a Colorado business entity in February, 2007. At the present time, we have never been profitable. There can be no guarantee that we will ever be profitable. From our inception on February 21, 2007 through October 31, 2008, we generated $47,539 in revenue. We had a net loss of $43,574 for this period. Our sales depend upon the number of customers we can generate.  We cannot guarantee we will ever develop a substantial number of customers. Even if we develop a substantial number of customers, there is no assurance that we will become a profitable company. We may never become profitable, and, as a result, we could go out of business.

Because we had incurred operating losses from our inception, our accountants have expressed doubts about our ability to continue as a going concern.

For the period ended October 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to increase operations;

♦	our ability to locate clients who will purchase our catering services; and

♦	our ability to generate revenues.

Based upon current plans, we may incur operating losses in future periods because we may, from time to time, be incurring expenses but not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

We are only minimally capitalized. Because we are only minimally capitalized, we expect to experience a lack of liquidity for the foreseeable future in our proposed operations. We will adjust our expenses as necessary to prevent cash flow or liquidity problems. However, we expect we will need additional financing of some type, which we do not now possess, to fully develop our operations. We expect to rely principally upon our ability to raise additional financing, the success of which cannot be guaranteed. We will look at both equity and debt financing, including loans from our principal shareholder. However, at the present time, we have no definitive plans for financing in place, other than the funds which may be loaned to us by Ms. Vagi, our President. In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes. To the extent that we experience a substantial lack of liquidity, our development in accordance with our proposed plan may be delayed or indefinitely postponed, our operations could be impaired, we may never become profitable, fail as an organization, and our investors could lose some or all of their investment.

As a company with no operating history, we are inherently a risky investment.

We have no operating history. Because we are a company with no history, the operations in which we engage in, the catering business, is extremely risky. An investor could lose his entire investment.

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

Our stock has a limited public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, a limited public market for our common stock. An active trading market for our shares  has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of November 30, 2008, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of January 15, 2009, there were fifty-nine record holders of our common stock and there were 22,010,000 shares of our common stock outstanding.

Market Information

Our shares of common stock are quoted on the Over-the-Counter Bulletin Board under the trading symbol YWYH. The shares became trading on July 8, 2008 but there is no extensive history of trading. The high and low bid price has been $0.15 and $0.10, respectively, during the entire time the shares have been quoted. The quotations reflect interdealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

Reports

We are subject, under the Securities Exchange Act of 1934, to certain reporting requirements and will furnish annual financial reports to our stockholders, certified by our independent accountants, and will furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

 From our inception on February 21, 2007 through October 31, 2008, we generated $47,539 in revenue. We had a net loss of $43,574 for this period.

Our accountants have expressed doubt about our ability to continue as a going concern as a result of our history of net loss. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to successfully develop a catering company and our ability to generate revenues.

For the fiscal year ended October 31, 2008, we generated a total of $41,105 in revenues compared to $6,434 in revenues from inception on February 21, 2007 through October 31, 2007.

For the fiscal year ended October 31, 2008, our cost of goods was $21,514, which gave us a gross profit of $19,591. Our cost of goods sold was $5,042 for the period from February 21, 2007 through October 31, 2007, which gave us a gross profit of $1,392.

Operating expenses, which consisted of general and administrative expenses, for the fiscal year ended October 31, 2008, were $36,027. For the period from inception on February 21, 2007 through October 31, 2007 operating expenses were $25,149. The major components of general and administrative expenses include advertising and promotion, legal and accounting fees.

As a result, for the fiscal year ended October 31, 2008, we had a net loss of $19,529. For the period from inception on February 21, 2007 through October 31, 2007, we had a net loss of $24,045.

Because we do not pay salaries, and our major professional fees have been paid for the year, operating expenses are expected to remain fairly constant.

To try to operate at a break-even level based upon our current level of proposed business activity, we believe that we must generate approximately $65,000 in revenue per year. However, if our forecasts are inaccurate, we will need to raise additional funds. In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

We expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect approximately $65,000 in operating costs over the next twelve months. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources.

As of October 31, 2008, we had cash or cash equivalents of $5,860.

Net cash used for operating activities was $16,331 for the fiscal year ended October 31, 2008, compared to $22,884 from inception on February 21, 2007 through October 31, 2007.

Cash flows used in investing activities were $-0- for the fiscal year ended October 31, 2008, compared to $470 from inception on February 21, 2007 through October 31, 2007.

Cash flows provided by financing activities were $7,500 for the fiscal year ended October 31, 2008, compared to $ 38,045 from inception on February 21, 2007 through October 31, 2007.  These cash flows were principally related to sales of stock and notes payable.

Over the next twelve months we do not expect any material our capital costs to develop operations. We plan to buy office equipment to be used in our operations.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales and services within our present organizational structure and resources to become profitable in our operations. Additional resources would be needed to expand into additional locations, which we have no plans to do at this time. We do not anticipate needing to raise additional capital resources in the next twelve months In the event that we need additional capital, Ms. Vagi has agreed to loan such funds as may be necessary through December 31, 2009 for working capital purposes.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Your Way Holding Corp
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

 With Independent Accountant’s Audit Report

For the period February 21, 2007 (Inception) Through October 31, 2007
And the fiscal year ended October, 31 2008

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Your Way Holding Corp.
Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Your Way Holding Corp. (a development stage company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2008, the period from February 21, 2007 (inception) through October 31, 2007, and for period from February 21, 2007 (inception) through October 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Your Way Holding Corp. as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended October 31, 2008, the period from February 21, 2007 (inception) through October 31, 2007, and for period from February 21, 2007 (inception) through October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                            /s/ Ronald R. Chadwick, P.C.
January 21, 2009                                                                                 RONALD R. CHADWICK, P.C.

Your Way Holding Corp
(A Development Stage Company)
Consolidated Balance Sheet
at October 31

ASSETS
	2008	2007

Current Assets
Cash	$5,860	$14,691

Total Current Assets	5,860	14,691

Property, Plant, & Equipment
Office equipment (net of $104 and $8 depreciation respectively)	366	462

TOTAL ASSETS	$6,226	$15,153

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Interest payable	$1,380	$288
Current portion notes payable	22,000	12,500
Other liabilities	10	-

Total current liabilities	23,390	12,788

Long-Term Liabilities	-	-

TOTAL LIABILITIES	$23,390	$12,788

SHAREHOLDERS' EQUITY
Preferred stock, par value $.10 per share; Authorized
1,000,000 shares; issued and outstanding -0- shares.	-	-

Common Stock, par value $.001 per share; Authorized
50,000,000 shares; issued and outstanding 22,010,000 shares.	22,010	22,010

Capital paid in excess of par value	4,400	4,400

Deficit accumulated during the development stage	(43,574)	(24,045)

TOTAL SHAREHOLDERS' EQUITY	(17,164)	2,365

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$6,226	$15,153

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Operations

	Year ended	February 21, 2007	February 21, 2007
	October 31,	(inception) through	(inception) through
	2008	October 31, 2007	October 31, 2008
Revenue (net of $5,312 and $126 refunds respectively)	$41,105	$6,434	$47,539

Cost of goods sold	21,514	5,042	26,556

Gross profit	19,591	1,392	20,983

General and adminstrative expenses
Accounting	5,250	2,500	7,750
Advertising	959	-	959
Consulting	-	865	865
Depreciation	96	-	96
Legal & professional fees	9,624	21,500	31,124
Office	5,396	284	5,680
Salaries	10,802	-	10,802
Stock transfer fees	2,863	-	2,863
Taxes - Payroll	1,037	-	1,037

Total General and administrative expenses	36,027	25,149	61,176

(Loss) before other expenses	(16,436)	(23,757)	(40,193)

Other expenses - interest	(3,093)	(288)	(3,381)

Net (Loss)	(19,529)	(24,045)	(43,574)

Basic and Fully Diluted (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares
Outstanding	22,010,000	21,907,778	22,010,000

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Year ended	February 21, 2007	February 21, 2007
	October 31,	(inception) through	(inception) through
	2008	October 31, 2007	October 31, 2008
Net (Loss)	$(19,529)	$(24,045)	$(43,574)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	96	8	104

Stock issued for services	-	865	865
Interest accretion	2,000	-	2,000
(Increase) in accounts receivable	-	-	-
Increase in interest payable	1,092	288	1,380
Increase in other liabilities	10	-	10

Net cash (used) in operation activities	(16,331)	(22,884)	(39,215)

Cash flows from investing activities:
Purchase of office equipment	-	(470)	(470)
Advances received from officer	-	200	200
Advances paid to officer	-	(200)	(200)

Net cash (used) in investing activities	-	(470)	(470)

Cash flows from financing activities:
Issuance of common stock	-	25,545	25,545
Notes payable	7,500	12,500	20,000

Net cash provided from financing activities	7,500	38,045	45,545

Net increase in cash	(8,831)	14,691	5,860
Cash at beginning of period	14,691	-	-
Cash at end of period	$5,860	$14,691	$5,860

Supplemental disclosure information:
Stock issued for services	$-	$865	$865

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	$22,010	$4,400	$(24,045)	$2,365

	-	-	-	(19,529)	(19,529)

Balance at October 31, 2008	22,010,000	$22,010	$4,400	$(43,574)	$(17,164)

_______________

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the Period February 21, 2007 (Inception) Through October 31, 2007
And the fiscal year ended October 31, 2008

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
And the fiscal year ended October 31, 2008

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2007 and 2008.

REVENUE RECOGNITION

The Company will be providing food and beverage catering. The revenue is recognized when the product is delivered.

ADVERTISING

Advertising is expensed when incurred

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
And the fiscal year ended October 31, 2008

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

The Company has declared no dividends through October 31, 2008.

Note 6 -  Income Taxes

At October 31, 2008 and 2007, the Company had a tax loss carryforward of $19,583 and $24,061 respectively. As of October 31, 2008 the Company has fully allowed for these losses in the valuation allowance. The valuation allowance offset the net deferred tax asset for which there is no assurance of recovery.

The net operating loss carry forward will expire in 2027.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of October 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as October 31, 2008.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Lynn M. Vagi	34	President, Chief Executive
4363 South Quebec #4207		Officer, Treasurer, and
Denver, CO 80237		Chief Financial Officer

Donald R. Stoltz	53	Secretary and Director
4363 South Quebec #4207
Denver, CO 80237

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Options/SAR Grants and Fiscal Year End Option Exercises and Values

We have not had a stock option plan or other similar incentive compensation plan for officers, directors and employees, and no stock options, restricted stock or SAR grants were granted or were outstanding at any time.

Item 11. EXECUTIVE COMPENSATION

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following sets forth the number of shares of our $.0.001 par value common stock beneficially owned by (i) each person who, as of October 31, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 22,010,000 common shares were issued and outstanding as of October 31, 2008.

Name and Address	Amount and Nature of	Percent of
of Beneficial Owner	Beneficial Ownership(1)	Class

Lynn M. Vagi	21,000,000	95.4%
4363 South Quebec #4207
Denver, Colorado 80237

Donald R. Stoltz	15,000	0.006%
4363 South Quebec #4207
Denver, Colorado 80237

All Officers and Directors as a Group	21,015,000	95.5%
(two persons)
    ___________________

(1)	All shares owned of record.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently occupy approximately 300 square feet of office space which we rent from our President and largest shareholder on a month-to-month basis, currently without charge.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Ronald R. Chadwick, P.C., Certified Public Accountants, billed an aggregate of $7,500 for the year ended October 31, 2008 and an aggregate of $3,000 for the year ended October 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

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

            * Previously filed with Form SB-2 Registration Statement, December 11, 2007.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2009.

YOUR WAY HOLDING CORP.

By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Signature	Title	Date
/s/Lynn M. Vagi Lynn M. Vagi	Director	January 28, 2009
/s/Donald R.Stoltz Donald R. Stoltz	Director	January 28, 2009