Form 10-Q
period 2009-01-31
Your Way Holding Corp
filed 2009-03-12
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   January 31, 2009

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

As of January 31, 2009, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-Q

YOUR WAY HOLDING CORP.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended January 31, 2009

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

YOUR WAY HOLDING CORP.
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)

	Unaudited	Audited
	January	October
	31, 2009	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$10,124	$5,860

Total Current Assets	10,124	5,860

Property, Plant, & Equipment
Office equipment (net of $32 and $8 depreciation)	342	366

TOTAL ASSETS	$10,466	$6,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$28,500	$22,000
Accounts payable	5,799	-
Interest payable		10
Other liabilities	1,736	1,380

Total current liabilities	36,035	23,390

Total Liabilities	$36,035	$23,390

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(51,979)	(43,574)

TOTAL SHAREHOLDERS' EQUITY	(25,569)	(17,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$10,466	$6,226

See Accompanying Notes To These Unaudited Financial Statements.

YOUR WAY HOLDING CORP.
Unaudited Consolidated Statement Of Operations
(A Development Stage Company)

	3 Months	3 Months	February 21,
	Ended	Ended	2007 (inception)
	January	January	through January
	31, 2009	31, 2008	31, 2009

Revenue:	$14,539	$17,366	$62,078

Cost of goods sold	6,053	8,773	32,609

Gross profit	8,486	8,593	29,469

General & Administrative Expenses

Accounting	2,500	750	10,250
Advertising	228	-	1,187
Consulting	0	-	865
Depreciation	24	24	120
Legal	0	-	31,124
Office	4,916	201	10,596
Salaries	3,488	2,450	14,290
Stock transfer	2,575	2,471	5,438
Taxes - payroll	304	187	1,341

Total G & A	14,035	6,083	75,211

Income (Loss) from operations	(5,549)	2,510	(45,742)

Other (Expenses) interest	(2,856)	(187)	(6,237)

Net (Loss)	$(8,405)	$2,323	$(51,979)

Basic (Loss) per common share	(0.00)	0.00	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Cash Flows

			February 17,
	Three month	Three month	2007 Inception
	period ended	period ended	through
	January 31,	January 31,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(8,405)	$2,323	$(51,979)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	24	24	8
		-
Stock issued for services	-	-	865
Increase in accounts payable	79	79	-
Increase in other accrued liabilities	2	2	-
Increase in interest payable	187	187	288

Net cash (used) in operation activities	(8,113)	2,615	(50,818)

Cash flows from investing activities:
Purchase of office equipment	-	-	(470)
Advances received from officer	-	-	200
Advances paid to officer	-	-	(200)

Net cash (used) in investing activities	-	-	(470)

Cash flows from financing activities:
Issuance of common stock	-	-	25,545
Notes payable	-	-	12,500

Net cash provided from financing activities	-	-	38,045

Net increase in cash	(8,113)	2,615	(13,243)
Cash at beginning of period	(13,243)	14,691	-
Cash at end of period	$(21,356)	$17,306	$(13,243)

Supplemental disclosure information:
Stock issued for services	$-	$-	$865

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of		Capital Paid	Retained
	Common	Common	in Excess	Earnings
	Shares Issued (1)	Stock	of Par Value	(Deficit)	Total
Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	22,010	4,400	(24,045)	2,365

Net (loss)	-			(19,529)	(19,529)

Balance at October 31, 2008	22,010,000	22,010	4,400	(43,574)	(17,164)

Net (loss)	-			(8,405)	(8,405)

Balance at January 31,2009 (Unaudited)	22,010,000	$22,010	$4,400	$(51,979)	$(25,569)

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Notes To Unaudited Financial Statements
For The Three Month Period Ended January 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month interim period ended January 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended Janaury 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

Note 2 - Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K-SB for the year ended October 31, 2008 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-K, Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarter ending January 31, 2009. For the fiscal quarter ended January 31, 2009 we had revenues of $14,539. For the fiscal quarter ended January 31, 2008 we had revenues of $17,366. We had $62,078 in revenues from inception through January 31, 2009.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended January 31, 2009 was $6,053, or approximately 41.6% of sales. Our costs of goods for the fiscal quarter ended January 31, 2008 was $8,773, or approximately 50.5% of sales. Our costs of goods from inception through January 31, 2009 was $32,609, or approximately 52.5% of sales.

The difference between total sales and costs of goods is gross profit. Our gross profit for the fiscal quarter ended January 31, 2009 was $8,486, or approximately 58.4% of sales. Our gross profit for the fiscal quarter ended January 31, 2008 was $8,593, or approximately 49.5% of sales. Our gross profit from inception through January 31, 2009 was $29,469, or approximately 47.5% of sales. We have seen and continue to believe that increasing sales will eventually lower our cost of goods as a percentage of sales and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses, for the fiscal quarter ended January 31, 2009 was $8,773. Operating expenses for the fiscal quarter ended January 31, 2008 was $6,083. Operating Expenses from inception through January 31, 2009 was $75,211. The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $8,405 for the fiscal quarter ended January 31, 2009, compared to a net profit of $2,323 for the fiscal quarter ended January 31, 2008. We had a net loss of $51,979 from inception through January 31, 2009. We will try to continue to operate at a profit, but cannot guarantee to do so.

We believe that overhead cost in current operations should remain fairly constant as sales improve. Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our sales continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2009, although it is too early to predict profitability.

Liquidity and Capital Resources

As of January 31, 2009, we had cash or cash equivalents of ($21,356), compared to cash or cash equivalents of $17,306 as of January 31, 2008.

Net cash used in operating activities was $8,113 for the fiscal quarter ended January 31, 2009 compared to net cash provided by operating activities of $2,615 for the fiscal quarter ended January 31, 2008. Net cash used in operating activities was $50,818 from inception through January 31, 2009. We anticipate that overhead costs in current operations will remain fairly constant as sales improve.

Cash flows used in investing activities were -0- for the fiscal quarters ended January 31, 2009 and 2008, compared to $470 from inception through January 31, 2009. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $-0- for the fiscal quarters ended January 31, 2009 and 2008, compared to $38,045 from inception through January 31, 2009. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

Plan of Operation

We have not been profitable in our most recent fiscal quarter. We will attempt to operate for the coming fiscal year at a profit or at break even.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

We are recently formed, have a limited operating history, and have been profitable only in the first fiscal quarter of 2008.  We may never sustain profitability, and, as a result, we could go out of business.

We were formed as a Colorado business entity in February, 2007. At the present time, we were only profitable in the first  fiscal quarter of 2008. There can be no guarantee that we will ever be able to sustain our profitability. From our inception on February 21, 2007 through January 31, 2009, we generated $62,078 in revenue. We had a net loss of $51,979 for this period. Our sales depend upon the number of customers we can generate.  We may never sustain profitability, and, as a result, we could go out of business.

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

For the period ended October 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

♦	our ability to develop significant operations;

♦	our ability to locate clients who will purchase our catering services; and

♦	our ability to generate revenues.

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

We have a limited operating history. Because we are a company with a limited history, the operations which we engage in, the catering business, is an extremely risky business. An investor could lose his entire investment.

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

Our stock has no substantial public trading market and there is no guarantee a trading market will ever develop for our securities.

There has been, and continues to be, no substantial public market for our common stock. We are listed on the OTC Bulletin Board under the symbol YWYH. An active trading market for our shares has not, and may never develop or be sustained. If you purchase shares of common stock, you may not be able to resell those shares at or above the initial price you paid. The market price of our common stock may fluctuate significantly in response to numerous factors, some of which are beyond our control, including the following:

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

Of our total outstanding shares as of January 31, 2009, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

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

(b)  The Company filed no reports on Form 8-K during the three months ended January 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date March 12, 2009	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer