Form 10-Q
period 2009-04-30
Your Way Holding Corp
filed 2009-06-15
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   April 30, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer[ ]	Accelerated filer[ ]
Non-accelerated filer[ ]	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]   No [X]

As of April 30, 2009, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-Q
YOUR WAY HOLDING CORP.
TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended April 30, 2009

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

YOUR WAY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	Unaudited	Audited
	April	October
	30, 2009	31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$3,124	$5,860

Total Current Assets	3,124	5,860

Property, Plant, & Equipment
Office equipment (net of $152 and $104 depreciation)	318	366

TOTAL ASSETS	$3,442	$6,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$28,500	$22,000
Accounts payable	8,260	-
Interest payable	2,196	1,380
Other liabilities	-	10

Total current liabilities	38,956	23,390

Total Liabilities	$38,956	$23,390

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(61,924)	(43,574)

TOTAL SHAREHOLDERS' EQUITY	(35,514)	(17,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,442	$6,226

The accompanying notes are an integral part of the consolidated financial statements.

YOUR WAY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	3 Months	3 Months
	Ended	Ended
	April	April
	30, 2009	30, 2008

Revenue:	$1,235	$6,307

Cost of goods sold	-	3,047

Gross profit	1,235	3,260

General & Administrative Expenses

Accounting	2,750	1,500
Bank charges	-	-
Depreciation	24	24
Consulting	-	-
Legal	-	7,500
Office	2,852	1,414
Salaries	4,548	2,103
Stock transfer	-	392
Taxes - payroll	545	216

Total G & A	10,719	13,149

Income (Loss) from operations	(9,484)	(9,889)

Other (Expenses) interest	(460)	(1,706)

Net (Loss)	$(9,944)	$(11,595)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000

The accompanying notes are an integral part of the consolidated financial statements.

YOUR WAY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	6 Months Ended	6 Months Ended	February 21, 2007 (inception)
	April	April	through April
	30, 2009	30, 2008	30, 2009

Revenue:	$15,774	$23,673	$63,313

Cost of goods sold	6,875	11,820	33,431

Gross profit	8,899	11,853	29,882

General & Administrative Expenses

Accounting	5,250	2,250	13,000
Advertising	581	-	1,540
Consulting	-	-	865
Depreciation	48	48	144
Legal	-	7,500	31,124
Office	6,594	1,615	12,274
Salaries	8,036	4,553	18,838
Stock transfer	2,575	2,863	5,438
Taxes - payroll	849	403	1,886

Total G & A	23,933	19,232	85,109

Income (Loss) from operations	(15,034)	(7,379)	(55,227)

Other (Expenses) interest	(3,316)	(1,893)	(6,697)

Net (Loss)	$(18,350)	$(9,272)	$(61,924)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000	22,010,000

The accompanying notes are an integral part of the consolidated financial statements.

Your Way Holding Corp.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	22,010	4,400	(24,045)	2,365

Net (loss)	-			(19,529)	(19,529)

Balance at October 31, 2008	22,010,000	22,010	4,400	(43,574)	(17,164)

Net (loss)	-			(18,350)	(18,350)

Balance at April 30,2009 (Unaudited)	22,010,000	$22,010	$4,400	$(61,924)	$(35,514)

____________

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

The accompanying notes are an integral part of the consolidated financial statements.

YOUR WAY HOLDING CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	6 Months Ended	6 Months Ended	February 21, 2007 (inception)
	April	April	through April
	30, 2009	30, 2008	30, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Net (Loss)	$(18,350)	$(9,272)	$(61,924)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	48	48	152

Stock issued for services	-		865
Interest acretion	2,500	1,500	4,500
Increase in accounts payable	8,260	79	8,260
Increase (decrease) in other accrued liabilities	(10)	2	-
Increase in interest payable	816	392	2,196

Net cash (used) in operation activities	(6,736)	(7,251)	(45,951)

Cash flows from investing activities:
Purchase of office equipment	-	-	(470)
Advances received from officer	-	-	200
Advances paid to officer	-	-	(200)

Net cash (used) in investing activities	-	-	(470)

Cash flows from financing activities:
Issuance of common stock	-	-	25,545
Notes payable	4,000	7,500	24,000

Net cash provided from financing activities	4,000	7,500	49,545

Net increase in cash	(2,736)	249	3,124
Cash at beginning of period	5,860	14,691	-
Cash at end of period	$3,124	$14,940	$3,124

Supplemental disclosure information:
Stock issued for services	$-	$-	$865

Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

YOUR WAY HOLDING CORP.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and six month interim periods ended April 30, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and six month periods ended April 30, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

Note 2 – Notes Payable

The Company was in need of additional funds and borrowed cash in the amount of $24,000. The notes included additional interest of $4,500 for a total amount due of $28,500 due on demand. Interest is accruing at a rate of 6% per annum on $22,000 face value and 8% per annum on $6,500 face value.

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

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending April 30, 2009 and 2008 and for the six months ended April 30, 2009 and 2008. For the fiscal quarter ended April 30, 2009 we had revenues of $1,235 compared to $6,307  in  revenues for the fiscal quarter ended April 30, 2008. For the six months ended April 30, 2009 we had revenues of $15,774, compared to $23,673 in revenues for the six months ended April 30, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended April 30, 2009 was $-0-, compared to our costs of goods of $3,047 for the fiscal quarter ended April 30, 2008. Our costs of goods for the six months ended April 30, 2009 was $6,875, compared to our costs of goods of $11,820 for the six months ended April 30, 2008.

The difference between total revenues and costs of goods is gross profit. Our gross profit for the fiscal quarter ended April 30, 2009 was $1,235. Our gross profit for the fiscal quarter ended April 30, 2008 was $3,260. Our gross profit for the six months ended April 30, 2009 was $8,899, compared to gross profit for the six months ended April 30, 2008 of $11,853. We continue to believe that increasing revenues will eventually lower our cost of goods as a percentage of revenues and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended April 30, 2009 was $10,719, compared to operating expenses of $13,149 for the fiscal quarter ended April 30, 2008. Our operating expenses for the six months ended April 30, 2009 was $23,933, compared to operating expenses of $19,232 for the six months ended April 30, 2008.

The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $9,944 for the fiscal quarter ended April 30, 2009 , compared to a net loss of $11,595 for the fiscal quarter ended April 30, 2008. We had a net loss for the six months ended April 30, 2009 of $18,350, compared to a net loss of $9,272  for the six months ended April 30, 2008. We hope to eventially operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as revenues improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our revenues continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2008, although it is too early to predict profitability.

Liquidity and Capital Resources

As of April 30, 2009, we had cash or cash equivalents of $3,124.

Net cash used in operating activities was $6,736 for the six months ended April 30, 2009 compared to net cash used in operating activities of $7,251 for the six months ended April 30, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues improve.

Cash flows used in investing activities were -0- for the six months ended April 30, 2009, compared to $-0- for the six months ended April 30, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $4,000 for the six months ended April 30, 2009, compared to $7,500 for the six months ended April 30, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

Our principle source of liquidity is our operations. Our variation in revenues is based upon the level of our catering event activity and will account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. A slow down in entertaining activity will have a negative impact to our business. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to expand the number of catering events and, consequently, our revenues. If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful.

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

We were formed as a Colorado business entity in February, 2007. At the present time, we were only profitable in the first  fiscal quarter of 2008. There can be no guarantee that we will ever be able to sustain our profitability. From our inception on February 21, 2007 through April 30, 2009, we generated $63,313 in revenue. We had a net loss of $61,924 for this period. Our revenues depend upon the number of customers we can generate.  We may never sustain profitability, and, as a result, we could go out of business.

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

Of our total outstanding shares as of April 30, 2009, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

(b)  The Company filed no reports on Form 8-K during the three months ended April 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date June 15, 2009	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer