Form 10-Q
period 2009-07-31
Your Way Holding Corp
filed 2009-09-14
CIK 1418730

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   July 31, 2009

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53099

YOUR WAY HOLDING CORP.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8510684
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

9283 E. Arbor Cir. Unit #F
Englewood, Colorado	80111
(Address of principal executive offices)	(zip code)

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

As of July 31, 2009, registrant had outstanding 22,010,000 shares of the registrant's common stock.

FORM 10-Q
YOUR WAY HOLDING CORP.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to YOUR WAY HOLDING CORP. and our subsidiary, Your Way Gourmet, Inc.

ITEM 1. FINANCIAL STATEMENTS

YOUR WAY HOLDING CORP.

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended July 31, 2009

Your Way Holding Corp.
Consolidated Financial Statements
(Unaudited)

Your Way Holding Corp
Consolidated Balance Sheet
(A Development Stage Company)
	Unaudited July 31, 2009	Audited October 31, 2008
ASSETS

Current Assets:

Cash and cash equivalents	$1,754	$5,860

Total Current Assets	1,754	5,860

Property, Plant, & Equipment
Office equipment (net of $176 and $104 depreciation)	294	366

TOTAL ASSETS	$2,048	$6,226

LIABILITIES AND SHAREHOLDERS' EQUITY

Current portion notes payable	$33,000	$22,000
Accounts payable	9,230	-
Interest payable	2,690	1,380
Other liabilities	-	10

Total current liabilities	44,920	23,390

Total Liabilities	$44,920	$23,390

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,010,000 shares	22,010	22,010

Capital paid in excess of par value	4,400	4,400

(Deficit) accumulated during the development stage	(69,282)	(43,574)

TOTAL SHAREHOLDERS' EQUITY	(42,872)	(17,164)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,048	$6,226

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Statement Of Operations
(A Development Stage Company)

	3 Months Ended July 31, 2009	3 Months Ended July 31, 2008

Revenue:	$2,750	$6,588

Cost of goods sold	795	3,044

Gross profit	1,955	3,544

General & Administrative Expenses

Accounting	2,000	1,500
Advertising	295	381
Consulting	-	-
Depreciation	24	24
Legal	-	-
Office	873	3,921
Professional fees	325	-
Salaries	1,810	2,550
Stock transfer	275	-
Taxes - payroll	217	258

Total G & A	5,819	8,634

Income (Loss) from operations	(3,864)	(5,090)

Other (Expenses) interest	(3,494)	(232)

Net (Loss)	$(7,358)	$(5,322)

Basic (Loss) per common share	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Unaudited Consaolidated Statement Of Operations
(A Development Stage Company)

			February 21,
	9 Months Ended	9 Months Ended	2007 (inception)
	July	July	through July
	31, 2009	31, 2008	31, 2009

Revenue: (net of $0 & $5,312 returns & allowances)	$18,524	$30,261	$66,063

Cost of goods sold	7,670	14,864	34,226

Gross profit	10,854	15,397	31,837

General & Administrative Expenses

Accounting	7,250	3,750	15,000
Advertising	876	381	1,835
Consulting	-	-	865
Depreciation	72	72	168
Legal	-	7,500	31,124
Office	7,467	4,413	13,147
Professional fees	325	1,123	325
Salaries	9,846	7,103	20,648
Stock transfer	2,850	2,863	5,713
Taxes - payroll	1,066	661	2,103

Total G & A	29,752	27,866	90,928

Income (Loss) from operations	(18,898)	(12,469)	(59,091)

Other (Expenses) interest	(6,810)	(2,125)	(10,191)

Net (Loss)	$(25,708)	$(14,594)	$(69,282)

Basic (Loss) per common share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp.
(A Development Stage Company)
Consolidated Statement of Shareholders' Equity

	Number Of Common Shares Issued (1)	Common Stock	Capital Paid in Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at February 21, 2007 (Inception)	-	$-	$-	$-	$-

February 22, 2007 issued 21,000,000
shares of par value $.001 common stock
to founder for services	21,000,000	21,000	(20,500)		500

February 22, 2007 issued 800,000
shares of par value $.001 common stock
for cash of $500 and services valued at
$300 or $.001 per share.	800,000	800	-		800

February 22, 2007 issued 65,000
shares of par value $.001 common stock
for services valued at $65 or $.001 per share	65,000	65	-		65

February 22, 2007 issued 15,000
shares of par value $.001 common stock
for cash of $15 or $.001 per share	15,000	15	-		15

June 13, 2007 issued 30,000
shares of par value $.001 common stock
for cash of $30 or $.001 per share	30,000	30			30

October 31, 2007 issued 100,000
shares of par value $.001 common stock
for cash of $25,000 or $.25 per share	100,000	100	24,900		25,000

Net (Loss)	-	-	-	(24,045)	(24,045)

Balance at October 31, 2007	22,010,000	22,010	4,400	(24,045)	2,365

Net (loss)	-			(19,529)	(19,529)

Balance at October 31, 2008	22,010,000	22,010	4,400	(43,574)	(17,164)

Net (loss)	-			(25,708)	(25,708)

Balance at July 31,2009 (Unaudited)	22,010,000	$22,010	$4,400	$(69,282)	$(42,872)

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007

See Accompanying Notes To These Unaudited Financial Statements.

See Accompanying Notes To These Unaudited Financial Statements.

Your Way Holding Corp
Notes To Unaudited Consolidated Financial Statements
For The Three Month and Nine Month Period Ended July 31, 2009

Note 1 - Unaudited Financial Information

The unaudited financial information included for the three month and 9 month interim periods ended July 31, 2009 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month and nine month periods ended July 31, 2009 are not necessarily indicative of the results expected for the fiscal year ended October 31, 2009.

Note 2 – Notes Payable

The Company was in need of additional funds and borrowed cash in the amount of $25,500. The notes included additional interest of $7,500 for a total amount due of $33,000 due on demand. Interest is accruing at a rate of 6% and 8% per annum on the $33,000 face value.

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

Our headquarters are located at 9283 E. Arbor Cir.  Unit #F, Englewood, Colorado 80111. Our phone number at our headquarters is (720) 272-5211. Our fiscal year end is October 31.

Results of Operations

The following discussion involves our results of operations for the fiscal quarters ending July 31, 2009 and 2008 and for the nine months ended July 31, 2009 and 2008. For the fiscal quarter ended July 31, 2009 we had revenues of $2,750 compared to $6,588 in  revenues for the fiscal quarter ended July 31, 2008. For the nine months ended July 31, 2009 we had revenues of $18,524, compared to $30,261 in revenues for the nine months ended July 31, 2008.

Costs of goods include all direct costs incurred in providing services. Direct costs consist of food, beverages, and catering supplies. Our costs of goods for the fiscal quarter ended July 31, 2009 was $795, compared to our costs of goods of $3,044 for the fiscal quarter ended July 31, 2008.  Our costs of goods for the nine months ended July 31, 2009 was $7,670, compared to our costs of goods of $14,864 for the nine months ended July 31, 2008.

The difference between total revenues and costs of goods is gross profit. Our gross profit for the fiscal quarter ended July 31, 2009 was $1,955. Our gross profit for the fiscal quarter ended July 31, 2008 was $3,544. Our gross profit for the nine months ended July 31, 2009 was $10,854, compared to gross profit for the nine months ended July 31, 2008 of $15,397. We continue to believe that increasing revenues will eventually lower our cost of goods as a percentage of revenues and increase our gross profit.

The major components of operating expenses include professional fees, salaries and associated payroll costs, rent and telephone expenses.

Operating expenses, which is comprised of general and administrative expenses for the fiscal quarter ended July 31, 2009 was $5,819, compared to operating expenses of $8,634 for the fiscal quarter ended July 31, 2008. Our operating expenses for the nine months ended July 31, 2009 was $29,752, compared to operating expenses of $27,866 for the nine months ended July 31, 2008.

The major component of these general and administrative expenses were payments to independent contractors, professional fees, and pre-paid expenses, and accrued receivables. While our general and administrative expenses will continue to be our largest expense item, we believe that this expense will stabilize in the coming fiscal year as we reduce prepaid expenses.

We had a net loss of $7,358 for the fiscal quarter ended July 31, 2009, compared to a net loss of $5,322 for the fiscal quarter ended July 31, 2008. We had a net loss for the nine months ended July 31, 2009 of $25,708, compared to a net loss of $14,594 for the nine months ended July 31, 2008. We hope to eventually operate at a profit, but cannot guarantee we will be able to do so.

We believe that overhead cost in current operations should remain fairly constant as revenues improve.  Each additional sale and correspondingly the gross profit of such sale have minimal offsetting overhead cost. If our revenues continue to grow at the same pace as last fiscal quarter, we could be profitable for fiscal year 2010, although it is too early to predict profitability.

Liquidity and Capital Resources

As of July 31, 2009, we had cash or cash equivalents of $1,754.

Net cash used in operating activities was $8,106 for the nine months ended July 31, 2009 compared to net cash used in operating activities of $14,050 for the nine months ended July 31, 2008. We anticipate that overhead costs in current operations will remain fairly constant as revenues improve.

Cash flows used in investing activities were -0- for the nine months ended July 31, 2009, compared to $-0- for the nine months ended July 31, 2008. These activities represent the purchase of office equipment for our operations.

Cash flows from financing activities were $4,000 for the nine months ended July 31, 2009, compared to $7,500 for the nine months ended July 31, 2008. These cash flows were principally related to stock sales and loans to us for our operational activities.

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

We were formed as a Colorado business entity in February, 2007. At the present time, we were only profitable in the first  fiscal quarter of 2008. There can be no guarantee that we will ever be able to sustain our profitability. From our inception on February 21, 2007 through July 31, 2009, we generated $66,063 in revenue. We had a net loss of $69,282 for this period. Our revenues depend upon the number of customers we can generate.  We may never sustain profitability, and, as a result, we could go out of business.

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

Of our total outstanding shares as of July 31, 2009, a total of 20,780,000, or approximately 94.4%, will be restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

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

(b)  The Company filed no reports on Form 8-K during the three months ended July 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Your Way Holding Corp.

Date September 14, 2009	By:	/s/ Lynn M. Vagi
Lynn M. Vagi, President, Chief Executive Officer and Chief Financial Officer