Form 10-K
period 2009-10-31
Industry Concept Holdings Inc
filed 2010-03-17
CIK 1418730

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from _________________________ to _________________________________

Commission File Number 000-53099

INDUSTRY CONCEPT HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Colorado	20-8510684
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

4501 E 50th St.

Vernon CA 90058

(Address of principal executive offices)

(323) 585-5281

(Issuer’s Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes [_] No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a	Smaller reporting company ☒
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No ☒

The aggregate market value of the shares of voting stock held by non-affiliates of the Registrant as of March 16, 2010 was $6,180,000.

As of March 16, 2010, the Registrant had 19,460,000 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE - None

TABLE OF CONTENTS

Facing Page		Page No.
Index

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	14
Item 2	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	14

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	18
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	21
Item 9.	Changes in and Disagreements on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	34

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	36
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	37
Item 13.	Certain Relationships and Related Transactions, and Director Independence	38
Item 14.	Principal Accounting Fees and Services	61

PART IV
Item 15.	Exhibits, Financial Statement Schedules	39

	Signatures	40

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The statements regarding Industry Concept Holdings Inc. contained in this report that are not historical in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “likely,” “expects,” “anticipates,” “estimates,” “believes” or “plans,” or comparable terminology, are forward-looking statements based on current expectations and assumptions, and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Important factors known to us that could cause such material differences are identified in this report and in our “Risk Factors” in Item 1A. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any future disclosures we make on related subjects in future reports to the SEC.

PART I

ITEM 1.	BUSINESS

HISTORY

We were incorporated in the State of Colorado on February 21, 2007 under the name “Your Way Holding Corp.” During our fiscal year ended October 31, 2009 our business consisted of development, ownership and operation of a catering business in Colorado through our subsidiary corporation, Your Way Gourmet, Inc. Through this catering business, we organized and catered a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

SUBSEQUENT EVENT

On October 29, 2009 we executed an agreement to acquire Industry Concepts LLC (“IC”) and Primp LLC ("Primp") (IC and Primp hereinafter jointly referred to as the “Acquired Companies”) and their members, in which we agreed to issue an aggregate of 20,430,000 shares of our Common Stock, including 16,430,000 shares to the members of IC and 4,000,000 shares to the members of Primp, in exchange for all of the issued and outstanding member interests of the Acquired Companies. In addition, to facilitate this transaction and eliminate dilution of minority shareholders, members of our then current management agreed to voluntarily redeem an aggregate of 20,430,000 shares back to us. Also as a result of this transaction the holders of a majority of our issued and outstanding voting stock have authorized changing our name to “Industry Concept Holdings, Inc.”

We entered into this transaction because of our former management’s belief that by doing so we will significantly increase our shareholder’s future opportunity to enhance the value of their respective ownership in our Company. In addition, our former Board of Directors approved a “spin-off” of our wholly owned subsidiary company, Your Way Gourmet, Inc. The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of October 28, 2009, the record date of the dividend. It is expected that this company will be “spun-off” in the near future by former management filing a registration statement with the SEC pursuant to the Securities Act of 1933, as amended.

The relevant agreement with the Acquired Companies provided that the transaction would become effective upon the issuance of audited financial statements for the Acquired Companies and confirmation that the financial condition of the Acquired Companies was consistent with the financial condition as represented. We subsequently learned that the financial condition of IC was not consistent with the representations we previously received and as a result, we terminated the acquisition of IC. We did acquire Primp, along with all of the rights applicable to the tradename “Love Crush” from IC. On March 16, 2010, we executed an amendment to the original agreement between us and the Acquired Companies (the “Amendment”) to reflect this change. This Amendment provides for the acquisition of Primp in accordance with the original terms, including the issuance of 4,000,000 shares of our Common Stock and the issuance of 2,000,000 shares of our Common Stock to IC.

As a result of the transaction described above we have revised our current business plan to that of a company engaged in the garment industry. Following is a description of the business of Primp.

DESCRIPTION OF CURRENT BUSINESS

Our operations can be characterized as textile and garment manufacturing businesses specializing in knit goods. Primp was founded in 2004 and emphasizes a contemporary lifestyle line of clothing for women ranging in age from 16 to 50.

Today’s knit market has grown exponentially, creating even greater demands and making casual knit goods one of the most important items in the garment industry and in everyone’s wardrobe. We believe that “T-shirt and Jeans” has come to define more than a trend; it’s a lifestyle that is here to stay. In addition, there has been an increased focus on design at a value in the mid and lower tier markets which has helped bridge the style gap that once distinguished these markets from the contemporary marketplace, creating a much larger customer base for similar products than ever before.

By spanning the production process from fiber to finished garment, we strive to bring contemporary trends to the marketplace with speed and value. Drawing on our management teams past experience we have been able to develop new trends in fabrication which has been instrumental in enabling the success of many product lines, including American Apparel and Dickies.

Primp is a completely vertical entity in the knit manufacture industry. Production sites in Los Angeles, Mexico, and China further enable us to produce quickly and efficiently. The infrastructure is capable of engineering fabrics and designing prints and styles that directly reference current trends and offer them at competitive prices in the market. Our goal is to extend our capabilities to an even greater customer base.

We have developed Primp to earmark customers seeking highly sellable retail merchandise at the higher tier. Launched by Wells Butler in 2004, Primp is a fashion-forward and comfortable collection of knits and basics with a contemporary lifestyle feel. In its first year at retail, Primp was supported by the hippest leading, fashion-driven boutiques in Los Angeles and at several leading boutiques around the country such as Lisa Kline, Kitson, Harvey Nichols, Revolve Clothing and Planet Blue. Primp is currently sold at higher end department stores including Saks Fifth Avenue, Nordstrom, Neiman Marcus and Bloomingdales, and at nearly 300 leading boutiques with launches currently in major foreign markets including Japan and Britain. Management believes that once Jessica Simpson wore Primp on the reality show, “The Newlyweds,” the brand exploded onto the scene as a favorite of Hollywood’s “it” girls and the brand continues to enjoy an overwhelming following in the entertainment world. Primp products are also routinely worn by numerous top stars in the weekly magazines, newspapers and on the TV and internet. Sasha Obama wore a Primp hoodie for her first day of school following the move to the White House. Owing to its casual comfort and unique luxury styling, management believes that Primp is respected by the fashion industry as upstairs luxury casual wear knits and basics, under the twin monikers “Primp” and “Primp Basics.”

In 2007-2008, Primp expanded its product line to include “tween, toddler and baby,” which management believes has been successful. One of Brad Pitt and Angelina Jolie’s toddlers wore Primp in the 2008 “People” magazine spread, the most expensive celebrity photo in the magazine’s history. The expansion of the Primp product line continued with the release of branded men’s t-shirts in October/November 2009. Numerous additional products are being developed and are expected to be released in the foreseeable future.

In addition to our Los Angeles based production facilities, we have developed strategic alliances with production facilities in Mexico and China to drive mass market sales. The facility in Mexico is a 200,000 square feet cutting and sewing entity with 1800 sewing machines and the ability to produce 2 million t-shirts per month. Approximately 10% if this capacity is utilized by Primp during any given month. We also procure textiles and full package garments from various sources in China. Off-shore production generates cost savings on large scale production orders. For short turn, smaller orders, production is conducted domestically. For volume orders with at least a 5 to 6 week lead time, production can be placed in Mexico to capture lower labor and energy input costs. For mass volume or long lead time production orders, placement in China generates even lower production cost. There are customers who insist on products exclusively manufactured in Los Angeles or “Made in the USA” as this base results in a premium wholesale/retail price. For domestic based operations, we lease a 45,000 square foot warehouse which allows us to directly manage inventory and fulfill both wholesale, retail and e-commerce based orders. Placement of the order ultimately depends on customer demands, fabric composition, delivery date, quantity and price point. This manufacturing paradigm enables Primp to build upon a vertical cost structure to ensure the lowest costs when producing garments.

Primp is trademarked domestically and internationally and many of its print designs are copyright protected. Primp’s website, www.itsprimp.com, was launched in December 2009.

Primp sales are obtained through an in-house sales force that deals with department stores, mass retailers and wholesale branded customers. In-house sales personnel are compensated with a bonus structure that rewards performance, while international distributors are rewarded with a bulk discount from traditional wholesale prices. Primp has entered into multiple licensing initiatives both domestically and internationally using licensing agents based in the US that are rewarded on a commission basis. Distributors typically receive a 20% discount from wholesale charges. In-house sales agents receive anywhere between 3-12% of the gross wholesale price, depending upon the sale price obtained from the customer. As a licensor, Primp will earn a 6% to 10% royalty from the gross sales; the licensing agent earning 30% of that royalty rate.

Primp negotiates directly with buyers from retailers and wholesale customers. Our management also attends both domestic and international conventions to expand brand recognition and distribution.

Primp is a lifestyle brand that withholds distribution from the marketplace and only sells to stores and customers that fit within the representation of the lifestyle of the brand. With additional funding we intend to expand the development of Primp and also incubate new brands that target different sectors of the marketplace. We estimate that we will need approximately $3-5 million to successfully expand as described. As of the date of this Report, we have had discussions with various investment banking firms and others but there has been no definitive agreement with any third party wherein a commitment has been received to raise these funds and there can be no assurances that such an agreement will be forthcoming in the near future, or at all. Failure to obtain additional capital will have a negative impact on our ability to expand as described herein.

Primp currently operates one retail location and has intentions to roll out additional stores in premium locations throughout Southern California, Nevada, Arizona, Florida and New York. These locations would be premium retail locations as well as factory outlet locations. Primp also launching its Web Store in December 2009. This expansion is dependent upon our ability to raise additional working capital.

Shipping is handled in-house at our corporate warehouse in Vernon CA. With respect to shipments to major retailers, the orders, shipment documentation and invoices are handled through electronic data interchange (EDI). Fulfillment for our retail locations and e-commerce site are handled internally as well.

EMPLOYEES

As of the date of this Report we have eight (8) employees including our management, plus one (1) person in accounting, two (2) persons in design/development and sales, and two (2) persons involved in order fulfillment, shipping, distribution and inventory. In addition, we contract services from independent contractors in the categories of sales (5), production (3), sampling (2), consulting (2) and accounting (2). We anticipate that if we receive financing we will hire additional employees in the areas of accounting, regulatory affairs, marketing and design.

COMPETITION

We compete with publicly and privately held companies engaged in the textile industry. There are numerous other entities engaged in this business that have greater resources, both financial and otherwise, than the resources presently available to us. Our principal competitors include Juicy Couture, Splendid Mills, and James Perse.

TRADEMARKS-TRADENAMES

Primp holds various design print copyrights, including VA0001387500, a visual art copyright of a design print pattern which is used on fabric for ultimate manufacturer of a garment; VA 0001387501, a pony print; and VA0001406629, a swan print. It also holds a trademark/wordmark for the name “Primp,” Serial No. 78434993. Primp also has a trademark registered in Japan.

In addition, as part of the acquisition described above, we acquired all rights to the tradename “Love Crush.” As of the date of this report no formal filing reserving this tradename has been made, but it is anticipated that applicable filings will be undertaken in the very near future in order to perfect our rights to this tradename.

GOVERNMENT REGULATIONS

We are not subject to any extraordinary governmental regulations.

ITEM 1A.	RISK FACTORS

An investment in our Common Stock is a risky investment. Prospective investors should carefully consider the following risk factors before purchasing shares of our Common Stock. We believe that we have included all material risks.

RISKS RELATED TO OUR OPERATIONS

Our business may be negatively impacted by general economic conditions and the current global financial crisis.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending that affect not only the ultimate consumer, but also retailers, our largest direct customers. Consumer spending recently has deteriorated significantly and may remain depressed, or be subject to further deterioration for the foreseeable future. The worldwide apparel industry is heavily influenced by general economic cycles. Purchases of high-fashion apparel and accessories tend to decline in periods of recession or uncertainty regarding future economic prospects, as disposable income declines. Many factors affect the level of consumer spending in the apparel industries, including, among others: prevailing economic conditions, levels of employment, salaries and wage rates, energy costs, interest rates, the availability of consumer credit, taxation and consumer confidence in future economic conditions. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to existing customers, make sales to new customers, open and operate new retail stores, maintain sales levels at our existing stores, maintain or increase our international operations on a profitable basis, or maintain our earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the United States or global economy. Furthermore, in anticipation of continued increases in net sales, we have significantly expanded our infrastructure and workforce. Because these expenses are fixed in the short term, our operating results and margins will be adversely impacted if we do not continue to grow as anticipated.

Our continued operations depend on current fashion trends. If our designs and products do not continue to be fashionable, our business could be adversely affected.

Our success depends in large part on our ability to develop, market and deliver innovative and stylish products that are consistent with and build on our brand and image at a pace and intensity competitive with our competition. The novelty and the design of our apparel is critical to our success and competitive position. The apparel industry is subject to rapidly evolving fashion trends and shifting consumer demands. If we are unable to continue to develop and offer unique products to our customers, our sales and margins will decline and we may be faced with a significant amount of unsold finished goods inventory. We cannot be certain that high-fashion denim and related apparel will continue to be fashionable. Should the trend steer away from high-fashion denim and related apparel, our sales could decrease and our business could be adversely affected. In addition, our future designs and plans to expand our product offerings may not be successful, and any unsuccessful designs or product offerings could adversely affect our business.

Our business and the success of our products could be harmed if we are unable to maintain our brand image.

Our success to date has been due in large part to the growth of our brand image. If we are unable to timely and appropriately respond to changing consumer demand, our brand name and brand image may be impaired. Even if we react appropriately to changes in consumer preferences, consumers may consider our brand image to be outdated or associate our brand with styles that are no longer popular. In the past, many apparel companies have experienced periods of rapid growth in sales and earnings followed by periods of declining sales and losses. Our business may be similarly affected in the future.

We face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our market share may decline and our business could be harmed.

We face intense competition in the apparel industry from other established companies. A number of our competitors may have significantly greater financial, technological, manufacturing, sales, marketing and distribution resources than we do. Their greater capabilities in these areas may enable them to better withstand periodic downturns in the apparel industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, there are low barriers of entry into this industry and new companies may enter the markets in which we compete, further increasing competition in the industry. Our branded retail stores compete with many other retailers, including department stores, some of whom are our major wholesale customers. We believe that our ability to compete successfully depends on a number of factors, including the style and quality of our products and the strength of our brand name, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products, which would adversely impact the trading price of our common stock.

Increases in the price of raw materials or their reduced availability could increase our cost of goods and decrease our profitability.

The principal fabrics used in our business are cotton, blends, synthetics and wools. The prices we pay our suppliers for our products are dependent in part on the market price for raw materials—primarily cotton—used to produce them. The price and availability of cotton may fluctuate substantially, depending on a variety of factors, including demand, crop yields, weather, supply conditions, transportation costs, work stoppages, government regulation, economic climates and other unpredictable factors. Increases in raw material costs, together with other factors, will make it difficult for us to sustain the wholesale gross margin level we have achieved in recent years and result in a decrease of our profitability unless we are able to pass higher prices on to our wholesale and retail customers. Moreover, any decrease in the availability of cotton could impair our ability to meet our production requirements in a timely manner.

We may be unable to sustain our past growth or manage our future growth, which may have a material adverse effect on our future operating results.

We anticipate that our future growth rate will depend upon various factors, including the strength of our brand image, the market success of our current and future products, the success or our growth strategies, competitive conditions and our ability to manage our future growth. Future growth may place a significant strain on our management and operations. As we continue to grow in our operations, our operational, administrative, financial and legal procedures and controls will need to be expanded. As a result, we may need to train and manage an increasing number of employees, which could distract our management team from our business. Our future success will depend substantially on the ability of our management team to manage our anticipated growth. If we are unable to anticipate or manage our growth effectively, our future operating results could be adversely affected.

Our business could be harmed if we fail to maintain proper inventory levels.

We place orders with our manufacturers for some of our products prior to the time we receive all of our customers' orders. We do this to minimize purchasing costs, the time necessary to fill customer orders and the risk of non-delivery. We also maintain an inventory of certain products that we anticipate will be in greater demand. However, we may be unable to sell the products we have ordered in advance from manufacturers or that we have in our inventory. Inventory levels in excess of customer demand may result in inventory write-downs, and the sale of excess inventory at discounted prices could significantly impair our brand image and have a material adverse effect on our operating results and financial condition. Conversely, if we underestimate consumer demand for our products or if our manufacturers fail to supply the quality products that we require at the time we need them, we may experience inventory shortages. Inventory shortages might delay shipments to customers, negatively impact retailer and distributor relationships, and diminish brand loyalty.

Increasing the number of branded company-operated stores will require us to develop new capabilities and increase our expenditures.

Our growth strategy is dependent in part on our ability to open and operate new stores and the availability of suitable store locations on acceptable terms. We currently operate 1 branded retail store and we historically have been primarily a wholesaler. We plan to open 2 company-operated branded retail and outlet stores in 2010. The success of this strategy is dependent upon, among other factors, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and our ability to raise additional capital, either debt or equity or a combination of the two and thereafter, making capital expenditures for these stores. We must also offer a broad product assortment, appropriately manage retail inventory levels, install and operate effective retail systems, execute effective pricing strategies and integrate our stores into our overall business mix. An increase in the number of branded company-operated stores will place increased demands on our operational, managerial and administrative resources and require us to further develop our retailing skills and capabilities. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. The commitments associated with our expansion will increase our operating expenses may be costly to terminate, and these investments may be difficult to recapture if we decide to close a store or change our strategy.

We must successfully maintain and/or upgrade our information technology systems.

We rely on various information technology systems to manage our operations, which subjects us to inherent costs and risks associated with maintaining, upgrading, replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, demands on management time and other risks of delays or difficulties in upgrading, transitioning to new systems or of integrating new systems into our current systems.

We are in the process of replacing our current wholesale merchandise and financial management information systems with a system that is intended to improve integration, efficiency and operations of our expanding business model. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions, and believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation as well as ensuring appropriate commercial contracts with third-party vendors supplying replacement technologies is in place. We cannot assure you that we will be able to successfully implement this new system, as planned or that they will occur without disruptions to operations. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We rely on contract manufacturing of our products. Our inability to secure production sources meeting our quality, cost, working conditions and other requirements, or failures by our contractors to perform, could harm our sales, service levels and reputation.

We source our products from independent manufacturers who purchase fabric and other raw materials. As a result, we must locate and secure production capacity. We depend on independent manufacturers to maintain adequate financial resources, secure a sufficient supply of raw materials, and maintain sufficient development and manufacturing capacity in an environment characterized by continuing cost pressure and demands for product innovation and speed-to-market. In addition, we do not have material long-term contracts with any of our independent manufacturers, and these manufacturers generally may unilaterally terminate their relationship with us at any time.

Our dependence on contract manufacturing could subject us to difficulty in obtaining timely delivery of products of acceptable quality. A manufacturer's failure to ship products to us in a timely manner or to meet our quality standards could cause us to miss the delivery date requirements of our wholesale customers. In addition, any interference with our ability to receive shipments from those manufacturers, such as conditions at ports or issues that otherwise affect transportation and warehousing providers, could cause delayed delivery of product. Additionally, if we experience a significant increase in demand, or if we need to replace any of the manufacturers that we currently use, we may have to expand our third party manufacturing capacity. We cannot assure you that this capacity will be available to us, or available on terms that are acceptable to us. Failing to make timely deliveries may cause our customers to cancel orders, refuse to accept deliveries, impose non-compliance charges through invoice deductions or other charge-backs, demand reduced prices or reduce future orders, any of which could harm our sales and margins. Our success depends on the continued protection of our trademark and other proprietary intellectual property rights.

Our trademark and other intellectual property rights are important to our success and competitive position, and the loss of or inability to enforce trademark and other proprietary intellectual property rights could harm our business. We devote substantial resources to the establishment and protection of our trademark and other proprietary intellectual property rights on a worldwide basis, specifically in Japan. Despite any precautions we may take to protect our intellectual property, policing unauthorized use of our intellectual property is difficult, expensive and time consuming, and we may be unable to adequately protect our intellectual property or determine the extent of any unauthorized use, particularly in those foreign countries where the laws do not protect proprietary rights as fully as in the United States. Our efforts to establish and protect our trademark and other proprietary intellectual property rights may not be adequate to prevent imitation or counterfeiting of our products by others or to prevent others from seeking to block sales of our products for violating their trademarks and proprietary rights. Unauthorized copying of our products or unauthorized use of our trademarks or other proprietary rights may not only erode sales of our products but may also cause significant damage to our brand names and our ability to effectively represent ourselves to our customers. Also, we cannot assure you that others will not assert rights in, or ownership of, our trademarks and other proprietary rights, that our proprietary rights would be upheld if challenged or that we would, in that event, not be prevented from using our trademarks, any of which could have a material adverse effect on our financial condition and results of operations. Further, we could incur substantial costs in legal actions relating to our use of intellectual property or the use of our intellectual property by others. Even if we are successful in these actions, the costs we incur could have a material adverse effect on us.

Our business could suffer from the financial instability of our customers.

In the United States, we sell our products to certain retail companies on open account with 30 to 60 day payment terms. We generally request a letter of credit or wire transfer before shipment to our foreign distributors, but these arrangements are not always possible. Customer financial difficulties could result in losses to us.

A significant disruption at our distribution center could have a material adverse impact on our business and operating results.

We primarily rely on a single distribution center located at our corporate offices in Vernon, California to receive, store and distribute merchandise to our stores and all of our wholesale customers. Any significant interruption in the operation of our Vernon distribution center due to natural disasters, accidents, system failures or other unforeseen causes could have a material adverse effect on our business and operating results.

The loss of our Chief Executive Officer or other key management personnel would have an adverse impact on our future development and could impair our ability to succeed.

Our performance is substantially dependent upon the expertise of our Chief Executive Officer, Greg Lorber, and other key management personnel. Mr. Lorber spends all of his working time on our business. It may be difficult to find qualified individuals to replace Mr. Lorber or other key management personnel if we were to lose any one or more of them. The loss of Mr. Lorber or any of our key management personnel could have a material adverse effect on our business, development, financial condition, and operating results. We do not maintain "key man" insurance with respect to Mr. Lorber or any of our other key management personnel, and any of them may leave us at any time, which could severely disrupt our business and future operating results.

Our licensees may not comply with our product quality, manufacturing standards, marketing and other requirements.

We license our trademarks to third parties for manufacturing, marketing and distribution of various products. While we enter into agreements with our licensees covering product design, product quality, sourcing, manufacturing, marketing and other requirements, our licensees may not comply fully with those agreements. Non-compliance could include marketing products under our brand names that do not meet our quality and other requirements or engaging in manufacturing practices that do not meet our standards. These activities could harm our brand equity, our reputation and our business.

Violation of labor laws and practices by our licensees or suppliers could harm our business. We require our licensing partners and suppliers to operate in compliance with applicable laws and regulations. While our code of conduct promotes ethical business practices, we do not control our licensees or suppliers or their labor practices. The violation of labor or other laws by any of our licensees or suppliers, or divergence of a licensee's or supplier's labor practices from those generally accepted as ethical in the United States, could interrupt or otherwise disrupt the shipment of our products, harm the value of our trademarks, damage our reputation or expose us to potential liability for their wrongdoings.

Our quarterly sales and operating results fluctuate as a result of a variety of factors, including seasonal fluctuations in demand for premium Knit apparel and related categories, and accessories, delivery date delays, recognition of stock-based compensation and potential fluctuations in our annualized tax rate, which may result in volatility of our stock price.

Our quarterly sales and operating results have varied significantly in the past and can be expected to fluctuate in the future due to a number of factors, many of which are beyond our control. For example, sales of our products have historically been somewhat seasonal in nature with the largest sales generally occurring in the second half of the year. Delays in scheduling or pickup of products by our wholesale customers could negatively impact our net sales and results of operations for any given quarter. Additionally, in the future the timing of new store openings and the amount of sales contributed by new stores could also impact our net sales and results of operations for any given quarter. Our annualized tax rate is based on projections of our operating results for the year, which we review and revise as necessary at the end of each quarter. Any quarterly fluctuations in our annualized tax rate that may occur could have a material impact on our quarterly operating results. As a result of these specific and other general factors, our operating results will likely vary from quarter to quarter and the results for any particular quarter may not be necessarily indicative of results for the full year. Any shortfall in sales or net income from levels expected by securities analysts and investors could cause a decrease in the trading price of our common stock.

RISKS RELATED TO OUR COMMON STOCK

Holders of our Common Stock may suffer significant dilution in the future.

In order to fully implement our business plan described in this Report, we will require additional capital, either debt or equity, or both. As a result, it is possible that we may elect to raise additional equity capital by selling shares of our Common Stock or other securities in the future to raise the funds necessary to allow us to implement our business plan. If we do so, our current shareholders will suffer significant dilution.

There is a limited trading market for our securities and there can be no assurance that such a market will develop in the future.

There is no assurance that a market will develop in the future or, if developed, that it will continue.

We do not have significant financial reporting experience, which may lead to delays in filing required reports with the Securities and Exchange Commission and suspension of quotation of our securities on the OTCBB or a national exchange, which will make it more difficult for you to sell your securities.

          The OTCBB and a national exchange each limit quotations to securities of issuers that are current in their reports filed with the Securities and Exchange Commission. Because we do not have significant financial reporting experience, we may experience delays in filing required reports with the Securities and Exchange Commission (the “SEC”). Because issuers whose securities are qualified for quotation on the OTCBB or any other national exchange are required to file these reports with the Securities and Exchange Commission in a timely manner, the failure to do so may result in a suspension of trading or delisting.

There are no automated systems for negotiating trades on the OTCBB and it is possible for the price of a stock to go up or down significantly during a lapse of time between placing a market order and its execution, which may affect your trades in our securities.

Because there are no automated systems for negotiating trades on the OTCBB, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.

Our stock may be considered a “penny stock” if it trades below $5.00 per share. This can adversely affect its liquidity.

As of the date of this Report, our Common Stock trades below $5.00 per share. So long as our Common Stock trades below $5.00 per share, trading in our Common Stock will be subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

We do not anticipate payment of dividends, and investors will be wholly dependent upon the market for the Common Stock to realize economic benefit from their investment.

As holders of our Common Stock, you will only be entitled to receive those dividends that are declared by our Board of Directors out of retained earnings. We do not expect to have retained earnings available for declaration of dividends in the foreseeable future. There is no assurance that such retained earnings will ever materialize to permit payment of dividends to you. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, reserve needs and other circumstances.

Any adverse effect on the market price of our Common Stock could make it difficult for us to raise additional capital through sales of equity securities at a time and at a price that we deem appropriate.

Sales of substantial amounts of Common Stock, or in anticipation that such sales could occur, may materially and adversely affect prevailing market prices for our Common Stock.

The market price of our Common Stock may fluctuate significantly in the future.

The market price of our Common Stock may fluctuate in response to one or more of the following factors, many of which are beyond our control:

•	the volume and timing of the receipt of orders from major customers;

•	competitive pricing pressures;

•	our ability to produce, sell and deliver our products on a cost-effective and timely basis;

•	our inability to obtain capital equipment and/or working capital financing;

•	changing conditions in the garment markets;

•	changes in market valuations of similar companies;

•	stock market price and volume fluctuations generally;

•	regulatory developments;

•	fluctuations in our quarterly or annual operating results;

•	additions or departures of key personnel; and

•	future sales of our Common Stock or other securities.

The price at which you purchase shares of our Common Stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your shares of Common Stock at or above your purchase price, which may result in substantial losses to you and which may include the complete loss of your investment. In the past, securities class action litigation has often been brought against a company following periods of stock price volatility. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and our resources away from our business. Any of the risks described above could adversely affect our sales and profitability and also the price of our Common Stock.

RISKS RELATED TO OUR COMPANY

Provisions of our Articles of Incorporation and Bylaws may delay or prevent a take-over that may not be in the best interests of our stockholders.

Provisions of our Articles of Incorporation and Bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of our stockholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Colorado Revised Statutes also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation’s disinterested stockholders.

In addition, our Articles of Incorporation authorizes the issuance of up to 1,000,000 shares of Preferred Stock with such rights and preferences determined from time to time by our Board of Directors. No shares of our

Preferred Stock are currently outstanding. Our Board of Directors may, without stockholder approval, issue Preferred Stock with dividends, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of our Common Stock.

Our management and principal shareholders have the ability to significantly influence or control matters requiring a shareholder vote and other shareholders may not have the ability to influence corporate transactions.

Currently, Mr. Lorber owns in excess of a majority of our outstanding Common Stock. However, 8,530,000 of his shares are held in escrow, to be released if and when we meet certain performance standards based upon net income. Until they are released from escrow our Board of Directors controls the voting of these shares. As a result, our current management has the ability to determine the outcome on all matters requiring approval of our shareholders, including the election of directors and approval of significant corporate transactions. See “Part IV. Item 12, Security Ownership of Certain beneficial Owners and Management.”

Each prospective purchaser is encouraged to carefully analyze the risks and merits of an investment in our Common Stock and should take into consideration when making such analysis, among others, the Risk Factors discussed above.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

During our fiscal year ended October 31, 2009, our principal place of business was located in an office maintained by the then President, who provided the same to us on a rent free basis.

We have moved our principal place of business to 4501 E. 50th St., Vernon CA 90058, which is the base of operations for Primp. This location consists of warehouse space of approximately 45,000 square feet, and approximately 7,000 square feet of executive office space and design space. This space is subleased from Lorber Enterprises LLC pursuant to an oral agreement providing for a rental abatement that commenced June 15, 2009 and which ran through December 31, 2009. In January 2010, we began monthly payments of a base rent of $9,889, plus annual adjustments of 2.5% beginning in June 2010. This lease expires in May 31, 2018 and contains an option to renew for one five (5) year term. Lorber Enterprises LLC is owned and controlled by Greg Lorber, our CEO and President. We anticipate that this will be sufficient for our needs for the foreseeable future.

We also rent space for our current retail location for Primp in Commerce, California, which consists of approximately 600 square feet of retail space. The lease for this location provides for a monthly base rental of $4,200, plus 6% of all revenues in excess of $70,000. This lease expires May 31, 2010 and contains an option to renew for an additional term of 3 years. We anticipate exercising this option upon conclusion of the primary term of this lease.

ITEM 3.	LEGAL PROCEEDINGS

As of the date of this report we believe we owe approximately $250,000 to the IRS for past due payroll taxes.  We have entered into discussions with the IRS and while no assurances can be provided, we hope to have a settlement arrangement on this obligation with the IRS within the next three months.

We are party to several litigation matters as of the date of this report, none of which we deem to be material to our current business operations. We are not aware of any other material threatened matters.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to our shareholders during the three month period ended October 31, 2009.

SUBSEQUENT EVENT

Effective November 3, 2009 the holders of a majority of our issued and outstanding Common Stock approved an amendment to our Articles of Incorporation wherein the name of our Company was changed to “Industry Concept Holdings, Inc.”

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Trading of our Common Stock commenced on the OTCBB in July 2008. During our fiscal year ended October 31, 2009 our Common Stock traded under the symbol “YWYH.”

SUBSEQUENT EVENT

Effective February 5, 2010, the trading symbol for our Common Stock was changed to “INHL” as a result of our name change discussed above.

The table below sets forth the reported high and low bid prices for the periods indicated. The bid prices shown reflect quotations between dealers, without adjustment for markups, markdowns or commissions, and may not represent actual transactions in our Common Stock.

Quarter Ended	High	Low

January 31, 2009	$0.00	$0.00
April 30, 2009	$0.00	$0.00
July 31, 2009	$1.01	$0.00
October 31, 2009	$0.00	$0.00

As of March 16, 2010, the closing bid price of our Common Stock was $1.00.

Trading volume in our Common Stock is very limited. As a result, the trading price of our Common Stock is subject to significant fluctuations. See “Part I, Item 1A, RISK FACTORS.”

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

As of the date of this report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. it is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

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

HOLDERS

We had 53 holders of record of our Common Stock as of the date of this report, not including those persons who hold their shares in “street name.”

STOCK TRANSFER AGENT

The stock transfer agent for our securities is X-Pedited Transfer Corporation, of Denver, Colorado.  Their address is 535 Sixteenth Street, Suite 810, Denver, Colorado 80202.  Their phone number is (303) 573-1000.

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

REPORTS

We are subject to certain reporting requirements and furnish annual financial reports to our stockholders, certified by our independent accountants, and furnish unaudited quarterly financial reports in our quarterly reports filed electronically with the SEC. All reports and information filed by us can be found at the SEC website, www.sec.gov.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

OVERVIEW AND HISTORY

We were incorporated in the State of Colorado on February 21, 2007 under the name “Your Way Holding Corp.” During our fiscal year ended October 31, 2009 our business consisted of development, ownership and operation of a catering business in Colorado through our subsidiary corporation, Your Way Gourmet, Inc. Through this catering business, we organized and catered a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

SUBSEQUENT EVENT

On October 29, 2009 we executed an agreement to acquire Industry Concepts LLC (“IC”) and Primp LLC ("Primp") (IC and Primp hereinafter jointly referred to as the “Acquired Companies”) and their members, in which we agreed to issue an aggregate of 20,430,000 shares of our Common Stock, including 16,430,000 shares to the members of IC and 4,000,000 shares to the members of Primp, in exchange for all of the issued and outstanding member interests of the Acquired Companies. In addition, to facilitate this transaction and eliminate dilution of minority shareholders, members of our then current management agreed to voluntarily redeem an aggregate of 20,430,000 shares back to us. Also as a result of this transaction the holders of a majority of our issued and outstanding voting stock have authorized changing our name to “Industry Concept Holdings, Inc.”

The relevant agreement with the Acquired Companies provided that the transaction would become effective upon the issuance of audited financial statements for the Acquired Companies and confirmation that the financial condition of each of the Acquired Companies was consistent with the financial condition as represented. We subsequently learned that the financial condition of IC was not consistent with the representations we previously received and as a result, we terminated the acquisition of IC. We did acquire Primp, along with all of the rights applicable to the registered trade name “Love Crush” from IC. On March __, 2010, we executed an amendment to the original agreement between us and the Acquired Companies (the “Amendment”) to reflect this change. This Amendment provides for the acquisition of Primp in accordance with the original terms, including the issuance of 4,000,000 shares of our Common Stock and the issuance of 2,000,000 shares of our Common Stock to IC.

We entered into this transaction because of our former management’s belief that by doing so we will significantly increase our shareholder’s future opportunity to enhance the value of their respective ownership in our Company. In addition, our former Board of Directors approved a “spin-off” of our wholly owned subsidiary company, Your Way Gourmet, Inc. The terms of this “spin-off” provide for a dividend to be issued to our shareholders of one share of common stock for every share that our shareholders owned as of October 28, 2009, the record date of the dividend. It is expected that this company will be “spun-off” in the near future by former management filing a registration statement with the SEC pursuant to the Securities Act of 1933, as amended.

Our new address is 4501 E. 50th Street, Vernon, CA 90058. Our telephone number is (323) 585-5281.

We have not been subject to any bankruptcy, receivership or similar proceeding.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended October 31, 2009 and 2008

This discussion relates to our former operations of the development, ownership and operation of a catering business in Colorado through our subsidiary corporation, Your Way Gourmet, Inc. Through this catering business, we organized and catered a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners. These operations were our sole business operations during our fiscal year ended October 31, 2009.

During the fiscal year ended October 31, 2009, we generated $29,501 in revenues, compared to $41,105 during our fiscal year ended October 31, 2008, a decrease of $11,604. Former management believes that this decrease in revenues was attributable to the severe economic situation in the US over the previous year, which caused many corporate and large private groups to curtail catering activities. Cost of goods sold during our fiscal year ended October 31, 2009 was $17,829, compared to $21,514 during our fiscal year ended October 31, 2008, a decrease of $3,685 which former management attributed to decreased sales.

Our general and administrative expense during the fiscal year ended October 31, 2009, was $28,987, compared to $36,027 during the fiscal year ended October 31, 2008, a decrease of $7,040, primarily as a result of a decrease in professional fees. During our fiscal year ended October 31, 2008 we filed a registration statement with the SEC, which resulted in higher professional fees.

As a result, we incurred a net loss of $24.652 during the fiscal year ended October 31, 2009 (less than $0.01 per share), compared to a net loss of $19,529 during the fiscal year ended October 31, 2008 (less than $0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2009, we had $3,558 in cash.

At October 31, 2009 and 2008 we had outstanding notes payable for $33,000 and $22,000 respectively to various individuals, unsecured, bearing an interest rate at 6% per annum and due on demand. Interest expense under the notes for the years ended October 31, 2009 and 2008 was $7,337 and $3,093 respectively, with accrued interest payable of $3,217 and $1,380 respectively. This note was created from monies paid by a shareholder/officer on behalf of the Company. Subsequent to October 31, 2009, all of these notes were repaid in full.

Net cash used in operating activities was $48,517 for the period from February 21, 2008 (inception) through October 31, 2009. We anticipate that overhead costs in current operations will increase in the future as a result of our acquisition of IC and Primp.

Cash flows provided or used in investing activities were $-0- for the fiscal year ended October 31, 2009 and $470 for the period from February 21, 2007 (inception) through October 31, 2009. Cash flows provided or used by financing activities were $7,000 during our fiscal year ended October 31, 2009 and $52,545 for the period from February 21, 2007 (inception) through October 31, 2009.

As a result of the acquisition of Primp discussed above, we have generated plans to expand our current operations, including increasing the number of our retail outlets. Our ability to implement this expansion will depend on the future availability of financing. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our expansion plans in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our proposed expansion. Our inability to obtain sufficient funds from external sources when needed will have a material adverse affect on our expansion plans and may have a negative impact on our future results of operations and financial condition.

SUBSEQUENT EVENT

Effective December 18, 2009, we had an initial close of a private offering of promissory notes. We assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Leases – We follow the guidance in SFAS No. 13 “Accounting for Leases,” as amended, which requires us to evaluate the lease agreements we enter into to determine whether they represent operating or capital leases at the inception of the lease.

Stock-based compensation – Effective January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment.” SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized on a straight-line basis over the employee service period (usually the vesting period). That cost is measured based on the fair value of the equity or liability instruments issued using the Black-Scholes option pricing model.

Recent accounting pronouncements – the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). This statement replaces FAS No 141, which was effective July 1, 2001 “Business Combinations”. The statement provides guidance for how the acquirer recognizes and measures the identifiable assets acquired, liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R provides for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The statement provides for disclosures to enable users to be able to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141R are effective for the first annual reporting period beginning on or after December 15, 2008, and must be applied prospectively to business combinations completed after that date. Early adoption is prohibited. Management is currently evaluating the impact of adopting this statement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133,” (“SFAS 161”), which becomes effective for periods beginning after November 15, 2008. This standard changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Management is currently evaluating the impact of adopting this statement.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”) which identifies the sources of accounting and the framework for selecting the principles to be used in the preparation of financial statements that are presented I conformity with US GAAP. SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management does not expect this statement to change any of the Company’s existing accounting principles.

There were various other accounting standards and interpretations issued during 2009 and 2008, none of which are expected to a have a material impact on our consolidated financial position, operations or cash flows.

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended October 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Your Way Holding Corp

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

With Independent Accountant’s Audit Report

For the fiscal years ended October, 31 2009 and 2008

And for the period February 21, 2007 (Inception) Through October 31, 2009

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Your Way Holding Corp.

Greenwood Village, Colorado

I have audited the accompanying consolidated balance sheet of Your Way Holding Corp. (a development stage company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended October 31, 2009 and 2008, and the period from February 21, 2007 (inception) through October 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Your Way Holding Corp. as of October 31, 2009 and 2008, and the and the results of its operations and its cash flows for the years ended October 31, 2009 and 2008, and the period from February 21, 2007 (inception) through October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
January 31, 2010	RONALD R. CHADWICK, P.C.

Your Way Holding Corp.

(A Development Stage Company)

Consolidated Balance Sheet

At October 31

	2009	2008
ASSETS

Current Assets
Cash	$3,558	$5,860

Total Current Assets	3,558	5,860

Property, Plant, & Equipment
Office equipment (net of $200 and $104 depreciation respectively)	270	366

TOTAL ASSETS	$3,828	$6,226

LIABIITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

LIABILITIES

Interest payable	$3,217	$1,380
Current portion notes payable	33,000	22,000
Other liabilities	—	10

Total current liabilities	36,217	23,390

Long-Term Liabilities	—	—

TOTAL LIABILITIES	$36,217	$23,390

SHAREHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—
Common Stock, par value $.001 per share; Authorized 50,000,000 shares; issued and outstanding 22,010,000 shares.	22,010	22,010
Capital paid in excess of par value	13,827	4,400
Deficit accumulated during the development stage	(68,226)	43,574

TOTAL SHAREHOLDERS’ EQUITY	(32,389)	69,984

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,828	$93,374

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.

(A Development Stage Company)

Consolidated Statement of Operations

	Year ended October 31, 2009	Year ended October 31, 2008	February 21, 2007 (inception) through October 31, 2009

Revenue (net of $5,312 and $126 refunds respectively)	$29,501	$41,105	$77,040

Cost of goods sold	17,829	21,514	44,385

Gross profit	11,672	19,591	32,655

General and administrative expenses
Accounting	7,250	5,250	15,000
Advertising	960	959	1,919
Consulting	—	—	865
Depreciation	96	96	192
Legal & professional fees	750	9,624	31,874
Office	2,405	5,396	8,085
Salaries	12,314	10,802	23,116
Stock transfer fees	3,927	2,863	6,790
Taxes – Payroll	1,285	1,037	2,322

Total General and administrative expenses	28,987	36,027	90,163

(Loss) before other expenses	(17,315)	(16,436)	(57,508)

Other expenses – interest	(7,337)	(3,093)	(10,718)

Net (Loss)	(24,652)	(19,529)	(68,226)

Basic and Fully Diluted (Loss) Per Share	(0.00)	(0.00)	(0.00)

Weighted Average Common Shares Outstanding	22,010,000	22,010,000	22,010,000

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.

(A Development Stage Company)

Consolidated Statement of Cash Flows

	Year ended October 31, 2009	Year ended October 31, 2008	February 21, 2007 (inception) through October 31, 2009

Net (Loss)	$(24,652)	$(19,529)	$(68,226)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	96	96	200

Stock issued for services	—	—	865
Expenses paid by shareholder	9,427		9,427
Interest accretion	4,000	2,000	6,000
Increase in interest payable	1,837	1,092	3,217
Increase in other liabilities	(10)	10	—

Net cash (used) in operation activities	(9,302)	(16,331)	(48,517)

Cash flows from investing activities:
Purchase of office equipment	—	—	(470)
Advances received from officer	—	—	200
Advances paid to officer	—	—	(200)

Net cash (used) in investing activities	—	—	(470)

Cash flows from financing activities:
Issuance of common stock	—	—	25,545
Notes payable	7,000	7,500	27,000

Net cash provided from financing activities	7,000	7,500	52,545

Net increase in cash	(2,302)	(8,831)	3,558
Cash at beginning of period	5,860	14,691	—
Cash at end of period	$3,558	$5,860	$3,558

Supplemental disclosure information:
Stock issued for services	$—	$—	$865
Expenses paid by shareholder	$9,427	$—	$9,427
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.

(A Development Stage Company)

Consolidated Statement of Shareholders’ Equity

	Number of Common Shares Issued (1)	Common Stock	Capital Paid In Excess of Par Value	Retained Earnings (Deficit)	Total

Balance at February 21, 2007 (Inception)	—	$—	$—	$—	$—

February 22, 2007 issued 21,000,000 shares of par value $.001 common stock to founder for services	21,000,000	21,000	(20,500)	—	500
February 22, 2007 issued 800,000 shares of par value $.001 common stock for cash of $500 and services valued at $300 or $.001 per share.	800,000	800	—	—	800
February 22, 2007 issued 65,000 shares of par value $.001 common stock for services valued at $65 or $.001 per share	65,000	65	—	—	65
February 22, 2007 issued 15,000 shares of par value $.001 common stock for cash of $15 or $.001 per share	15,000	15	—	—	15
June 13, 2007 issued 30,000 shares of par value $.001 common stock for cash of $30 or $.001 per share	30,000	30	—	—	30
October 31, 2007 issued 100,000 shares of par value $.001 common stock for cash of $25,000 or $.25 per share	100,000	100	24,900	—	25,000
Net (Loss)	—	—	—	(24,045)	(24,045)
Balance at October 31, 2007	22,010,000	22,010	4,400	(24,045)	2,365

Net (Loss)	—	—	—	(19,529)	(19,529)
Balance at October 31, 2008	22,010,000	22,010	4,400	(43,574)	(17,164)

Expenses paid by shareholder	—	—	9,427	—	9,427
Net (Loss)	—	—	—	(24,652)	(24,652)
Balance at October 31, 2009	22,010,000	$22,010	$13,827	$(68,226)	$(32,389)

(1) As restated for a 42,000 for 1 common share recapitalization on February 22, 2007.

The accompanying notes are an integral part of these financial statements.

Your Way Holding Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the fiscal years ended October 31, 2009 and 2008

And For the Period February 21, 2007 (Inception) Through October 31, 2009

Note 1 - Organization and Summary of Significant Accounting Policies

ORGANIZATION

Your Way Holding Corp. (the “Company”), was incorporated in the State of Colorado on February 21, 2007. The Company was formed to develop, own, and operate a catering business through its subsidiary, Your Way Gourmet, Inc.

Your Way Gourmet Inc. is a wholly-owned subsidiary of the Company. It was incorporated as a Colorado corporation on February 21, 2007 to organize and cater different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners as well as any business that is permitted by law, as designated by the board of directors of the Company.

On February 22, 2007, in an acquisition classified as a transaction between parties under common control, Your Way Holding Corp. acquired all the outstanding common shares of Your Way Gourmet, Inc. (21,000,000 shares of Your Way Gourmet, Inc. common shares were issued for 500 common shares of Your Way Gourmet, Inc.), making Your Way Gourmet, Inc. a wholly owned subsidiary of Your Way Holding Corp. The results of operations of Your Way Holding Corp. and Your Way Gourmet Inc. have been consolidated from February 22, 2007 forward.

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

Your Way Holding Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the fiscal years ended October 31, 2009 and 2008

And For the Period February 21, 2007 (Inception) Through October 31, 2009

Note 1 - Organization and Summary of Significant Accounting Policies (continued)

BASIC EARNINGS PER SHARE

The basic earnings (loss) per common share are computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding at October 31, 2008 and 2009.

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

Note 3 – Related Party Events

At October 31, 2009 the Company’s principal place of business was located in an office maintained by the then President, who provided the same to the Company on a rent free basis.

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

Your Way Holding Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the fiscal years ended October 31, 2009 and 2008

And For the Period February 21, 2007 (Inception) Through October 31, 2009

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

The Company authorized 1,000,000 shares of $.10 par value, preferred stock, to have such preferences as the Directors of the Company may assign from time to time. No preferred stock is either issued or outstanding as of October 31, 2009.

In October 2009 a shareholder of the Company paid $9,427 in past due invoices on behalf of the Company. This amount was treated as an additional capital contribution.

The Company has declared no dividends through October 31, 2009.

Note 5 – Notes Payable

The Company at October 31, 2009 and 2008 had outstanding notes payable for $33,000 and $22,000 respectively to various individuals, unsecured, bearing an interest rate at 6% per annum and due on demand. Interest expense under the notes for the years ended October 31, 2009 and 2008 was $7,337 and $3,093 respectively, with accrued interest payable of $3,217 and $1,380 respectively. This note was created from monies paid by a shareholder/officer on behalf of the Company.

Your Way Holding Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the fiscal years ended October 31, 2009 and 2008

And For the Period February 21, 2007 (Inception) Through October 31, 2009

Note 6 - Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur. The Company accounts for income taxes pursuant to ASC 740. At October 31, 2009 and 2008, the Company had approximately $24,652 and $19,529 in unused federal net operating loss carryforwards, which begin to expire principally in the year 2028. A deferred tax asset at each date of approximately $4,930 and $3,906 resulting from the loss carryforwards has been offset by a 100% valuation allowance. The change in the valuation allowance for the periods ended October 31, 2009 and 2008 was approximately $(1,024) and $ 906 respectively.

Note 7 - Subsequent Events

On October 29, 2009, the Company executed an agreement to acquire Industry Concepts LLC (“IC”) and Primp LLC ("Primp") (IC and Primp hereinafter jointly referred to as the “Acquired Companies”) and their members, in which the Company issued an aggregate of 20,430,000 shares of Common Stock, including 16,430,000 shares to the members of IC and 4,000,000 shares to the members of Primp, in exchange for all of the issued and outstanding member interests of the Acquired Companies. In addition, to facilitate this transaction and eliminate dilution of minority shareholders, members of the Company’s current management did voluntarily redeem an aggregate of 20,430,000 shares back to the Company.

The relevant agreement with the Acquired Companies provided that the transaction would become effective upon the issuance of audited financial statements for the Acquired Companies and confirmation that the financial condition of the Acquired Companies was consistent with the financial condition as represented. The Company subsequently learned that the financial condition of IC was not consistent with the representations previously received and as a result, the acquisition of IC was terminated. On March 16, 2010, the Company executed an amendment to the original agreement between the Company and the Acquired Companies (the “Amendment”) to reflect this change. This Amendment provides for the acquisition of Primp in accordance with the original terms, including the issuance of 4,000,000 shares of our Common Stock and the return of the 16,430,000 shares of Common Stock previously issued in exchange for the IC member interests. Also on March 16, 2010, the Company entered into an agreement with IC to acquire the trade name “Love Crush” in exchange for the issuance of 2,000,000 shares of our Common Stock to IC.

In November 2009 the holders of a majority of the Company’s issued and outstanding voting stock authorized changing the name of the Company to “Industry Concept Holdings, Inc.”

Your Way Holding Corp.

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the fiscal years ended October 31, 2009 and 2008

And For the Period February 21, 2007 (Inception) Through October 31, 2009

On March 16, 2010, the Company’s Board of Directors authorized the issuance of an aggregate of 11,830,000 shares of the Company’s “restricted” common stock, including 10,530,000 shares to the Company’s Chief Executive Officer and 500,000 shares to the Company’s Secretary. Of the shares issued to the Company’s Chief Executive Officer, 8,530,000 of these shares have been placed into escrow, to be released in equal installments annually in 2010, 2011 and 2012, provided that the Company generates net income of $182,500 in 2010, $270,000 in 2011 and $557,500 in 2012. For purposes herein, net income shall be defined as gross revenues, minus cost of sales, minus general and administrative expense, but shall not include any extraordinary expenses that the Company may be required to deduct from such net income. This Board shall have discretion up to an amount equal to 5% in authorizing the release of any shares on an annual basis. In the event these thresholds are not met, these shares will revert back to the Company.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures - Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure.

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of October 31, 2009, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations - Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the fiscal year ended October 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period January 7-8, 2010, management believes that, as of October 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The name, address, age and position of our officers and directors during our fiscal year ended October 31, 2009 is set forth below:

Name and Address	Age	Position(s)

Lynn M. Vagi 4363 South Quebec #4207 Denver, CO 80237	35	President, Chief Executive Officer, Treasurer and Chief Financial Officer

Donald R. Stoltz 4363 South Quebec #4207 Denver, CO 80237	55	Secretary and Director

Following is a list of our officers and directors:

Name	Age	Position(s)

Greg Lorber	35	President, Chief Executive Officer, and Director

Alan Elgort	54	Chief Financial Officer and Director

Andrea J. Payne	43	Secretary and Director

Our director serves as director until our next Annual Meeting of Stockholders to be held in 2010 and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

Following is biographical information of our management during our fiscal year ended October 31, 2009:

Lynn M. Vagi was our CEO, President and a Director from our inception through October 2009. From 2004 to the present, she has also been involved in the hospitality business at McCormick and Schmick’s in various service capacities. From 2002 to 2005, she was a Veterinary Technician at the Douglas County Animal Hospital. From 2003 to 2005, she also worked at Del Frisco’s restaurant as Sous Chef. In 2003, she also worked at Rock Yard Brewery, as Executive Chef, in Castle Rock, Colorado. Ms. Vagi attended Shelby State University, in Memphis, Tennessee.

Donald R. Stoltz was our Secretary and a director until November 2009. In addition, he has been President of DRS Construction and Management Inc., a private construction firm from 1985 to the present. His firm has been involved in the completion of numerous Commercial and Residential Projects throughout the Denver Metro area. From 1999 to 2002, Mr. Stoltz held a liquor license in Aurora Colorado, where he was a part owner of a Sports Bar/Night Club.

The following is a biographical summary of the business experience of our current Officers and Directors:

Greg Lorber assumed his positions as our CEO, President and a director in October 2009. He has served as the manager of both IC and Primp since their inception in 2006 and 2004, respectively. His responsibilities have included working with designers, distribution of product, development of brand name and administration. Prior, Mr. Lorber devoted eleven years working for Lorber Industries, a privately held family business that is one of the premiere textile companies in Southern California, where he was responsible for managing sales and operations of the business. Mr. Lorber obtained a Bachelor of Science degree in Political Science from UCLA in 1996. He devotes substantially all of his business time to our affairs.

          Alan Elgort assumed his position as our Chief Financial Officer and a director in November 2009. He has been the Chief Operating Officer of IC since December 2008. Prior, from 1991 through November 2008, he was President of Elgort Textile Associates, Inc., a privately held clothing company located in York, South Carolina. Mr. Elgort received a Bachelor of Science degree in Political Science from SUNY Fredonia in 1977. He devotes substantially all of his business time to our affairs.

          Andrea J. Payne assumed her positions as Secretary and a director in November 2009. She has been Secretary and General Counsel to IC since January 2007. Prior, from March 2006 through December 2006, she was employed by Swisstex Direct, Los Angeles, CA, a privately held textile company where her responsibilities included fabric production, purchasing and logistics. From June 1998 through February 2006 she was employed by Lorber Industries where her responsibilities included purchasing, supply chain management and accounts receivable management and support. Ms. Payne received a Juris Doctor degree from Loyola Law School in 1993 and a Bachelor of Arts degree in Economics from California State University at Long Beach in 1990. She devotes substantially all of her business time to our affairs.

There are no family relationships between any of our former or current officers and directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

CODE OF ETHICS

Our board of directors has not adopted a code of ethics but plans to do so in the future.

COMMITTEES OF THE BOARD OF DIRECTORS

There are no committees of the Board of Directors but it is anticipated that we will establish an audit committee, nominating committee and governance committee once independent directors are appointed, which is expected to occur in the near future.

ITEM 11.      EXECUTIVE COMPENSATION   SUMMARY COMPENSATION TABLE

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended October 31, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Lynn Vagi, CEO	2009	$0	$0	0	$0	$0	$0	0	$0
	2008	$0	$0	0	$0	$0	$0	0	$0
	2007	$0	$0	0	$0	$0	$0	0	$0

Each of our new officers receives an annual salary of $100,000.

EMPLOYMENT AGREEMENTS

None of our executive officers is party to an employment agreement with us.

STOCK PLAN

We have not adopted any stock option or other employee plans as of the date of this report. We may adopt such plans in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of January 12, 2010, by (i) each person known to us to own more than 5% of our outstanding common stock as of the date of this report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class

Common	Greg Lorber(1) 4501 E 50th St. Vernon, CA 90058	12,780,000(2)(3)	65.7%

Common	Andrea J. Payne(1) 4501 E 50th St. Vernon, CA 90058	500,000(4)	2.6%

Common	All Officers and Directors As a Group (3 persons)	13,280,000(2)(3)	68.2%

___________________________________

(1)	Officer and Director of our Company.
(2)	Includes 1,600,000 shares held in the name of CLGL LLC. Mr. Lorber is an officer, director and owner of 83.3% of CLGL LLC.
(3)

Includes 8,530,000 shares held in escrow, of which 2,843,333 are to be released annually upon issuance of our annual audit of our financial statements if and when we generate net income of $182,500 in 2010, $270,000 in 2011 and $557,500 in 2012. These 8,530,000 shares shall be voted by our Board of Directors until such time as these shares are released from escrow. These shares are held under the name Generations Irrevocable Trust. Mr. Lorber is the beneficiary of this Trust.

(4)	Held in the name of the Noor Sophia Trust. Ms. Payne is the beneficiary of this trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

During our fiscal year ended October 31, 2009, we maintained our principal place of business in an office provided to us by our then President. This space was provided to us on a rent free basis.

We have moved our principal place of business to 4501 E. 50th St., Vernon CA 90058, which is the base of operations for Primp. This location consists of warehouse space of approximately 45,000 square feet, and approximately 7,000 square feet of executive office space and design space. This space is subleased from Lorber Enterprises LLC pursuant to an oral agreement providing for a rental abatement that commenced June 15, 2009 and which ran through December 31, 2009. In January 2010, we began monthly payments of a base rent of $9,889, plus annual adjustments of 2.5% beginning in June 2010. This lease expires in May 31, 2018 and contains an option to renew for one five (5) year term. Lorber Enterprises LLC is owned and controlled by Greg Lorber, our CEO and President.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

DIRECTOR INDEPENDENCE

None of our current directors are deemed “independent” pursuant to SEC rules. We anticipate appointing independent directors in the foreseeable future.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, for the year ended October 31, 2009 and 2008:

	October 31, 2008	October 31, 2009
Audit Fees	$7,500	$7,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	_____-	_____-
Total	$7,500	$7,500

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

Tax Fees. Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees. Consists of amounts billed for services other than those noted above.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

No.	Description	Filed With	Date

3.1	Articles of Incorporation	SB-2 Registration Statement	December 11, 2007

3.2	Bylaws	SB-2 Registration Statement	December 11, 2007

3.3	Articles of Amendment to Articles of Incorporation	Form 8-K Dated October 29, 2009	November 5, 2009

10.1	Share Exchange Agreement with Your Way Holding Corp.	Form 8-K Dated October 29, 2009	November 5, 2009
10.2	Form of Secured Promissory Note	Form 8-K Dated December 18, 2009	December 21, 2009
10.3	Amendment No. 1 to Share Exchange Agreement	Form 8-K Dated March 16, 2010	March 17, 2010
10.4	Purchase and Sale Agreement for Trade name	Form 8-K Dated March 16, 2010	March 17, 2010

21.1	List of Subsidiaries	Form SB-2 Registration Statement	December 11, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

Dated: March 17, 2010	INDUSTRY CONCEPT HOLDINGS, INC. By: s/ Greg Lorber______________________________ Greg Lorber, Chief Executive Officer

By: s/Alan Elgort_______________________________ Alan Elgort, Chief Financial Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 2010.

s/ Greg Lorber___________________________

Greg Lorber, Director

s/ Andrea J. Payne________________________

Andrea J. Payne, Director

s/ Alan Elgort____________________________

Alan Elgort, Director