Form 10-KT
period 2009-12-31
Industry Concept Holdings Inc
filed 2010-04-02
CIK 1418730

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

(Mark one)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from October 31, 2009 to December 31, 2009

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

As of March 31, 2010, the Registrant had 21,510,000 shares of Common Stock issued and outstanding.

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

Primp currently operates one retail location and has intentions to roll out additional stores in premium locations throughout Southern California, Nevada, Arizona, Florida and New York. These locations would be premium retail locations as well as factory outlet locations. This expansion is dependent upon our ability to raise additional working capital.

Primp is trademarked domestically and internationally and many of its print designs are copyright protected. Primp’s website and webstore, www.itsprimp.com, was launched in December 2009.

Shipping is handled in-house at our corporate warehouse in Vernon CA. With respect to shipments to major retailers, the orders, shipment documentation and invoices are handled through electronic data interchange (EDI). Fulfillment for our retail locations and e-commerce site are handled internally as well.

We have an ongoing relationship with a factor company (“the Factor”), which manages and collects our accounts receivable and loans money to us with the receivables as collateral, due on demand, with interest generally at 2% over the prime rate. At the end of 2009 and 2008, we had assets of uncollected receivables on account with the Factor of $29,013 and $311,178. Also at end of 2009 and 2008, we had a balance due to the Factor for loan advances of $329,222 and $408,935. Interest expense charged by the Factor in 2009 and 2008 was $25,000 and $47,000. See “Part II, Item 8, Financial Statements.”

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

RISKS RELATED TO OUR OPERATIONS

We may not be able to continue as a going concern or fund our existing capital needs.

Our independent registered public accounting firm included an explanatory paragraph in their report included herein on our financial statements related to the uncertainty in our ability to continue as a going concern. The paragraph stated that we do not have sufficient cash on-hand or other funding available to meet our obligations and sustain our operations, which raises substantial doubt about our ability to continue as a going concern. Our cash and cash equivalents were sufficient to fund our existing development commitments, indebtedness and general operating expenses through December 31, 2009. However, we may not have sufficient cash or other funding available to complete our anticipated business activities during 2010.

We have an outstanding balance owed to the Internal Revenue Service, who has placed a lien on all of our assets

At December 31, 2009 and 2008 we owed approximately $143,000 and $128,000, respectively, in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. However, through counsel we have contacted the IRS agent in charge of our account and settlement discussions have commenced. As of the date of this report no settlement has been reached in this matter. Failure to resolve this matter could result in the IRS executing their rights under their lien, which would have a significant negative impact on our ability to continue in business.

We have incurred losses to date.

As of December 31, 2009, we had an accumulated deficit of ($1,267,621) and incurred a net loss of $1,263,932 in 2009. As of December 31, 2008, we had an accumulated deficit of ($3,689) and incurred a net loss of $87,912. There can be no assurances that we will not continue to incur losses in the future. We are currently in discussions with various investment bankers and other potential sources of capital in order to raise up to $5 million to fund our propose expansion described elsewhere herein, but there are no assurances that we will be able to raise any capital, either debt or equity to fund our operations. There are no assurances that we will be able to attain, sustain or increase profitability on a quarterly or annual basis. A continued economic downturn would significantly and adversely affect our sales and profitability.

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

As of March 31, 2010, the closing bid price of our Common Stock was $1.00.

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

OVERVIEW AND HISTORY

We were incorporated in the State of Colorado on February 21, 2007 under the name “Your Way Holding Corp.” Until October 31, 2009 our business consisted of development, ownership and operation of a catering business in Colorado through our subsidiary corporation, Your Way Gourmet, Inc. Through this catering business, we organized and catered a number of different events, from cocktail parties, to buffets of various kinds, to multi-course plated dinners.

Effective October 29, 2009, we executed an agreement to acquire Industry Concepts LLC (“IC”) and Primp LLC ("Primp") and their members, in which we agreed to issue an aggregate of 20,430,000 shares of our Common Stock, including 16,430,000 shares to the members of IC and 4,000,000 shares to the members of Primp, in exchange for all of the issued and outstanding member interests of the Acquired Companies. In addition, to facilitate this transaction and eliminate dilution of minority shareholders, members of our current management have agreed to voluntarily redeem an aggregate of 20,430,000 shares back to the Company. This Agreement included various conditions to effectiveness, including our receipt of audited financial statements of IC LLC that conformed to the financial condition as represented to us by IC. That audit has been completed and as a result, on March 16, 2010 we terminated this acquisition and an aggregate of 16,430,000 shares of our Common Stock have been returned to us. The acquisition of Primp LLC as previously disclosed remains in effect. Relevant thereto, on March 16, 2010 we did acquire the rights to the tradename “Love Crush” from IC LLC in exchange for the issuance of 2,000,000 shares of our Common Stock. We intend to assign these rights to a to-be-formed wholly owned limited liability company by the name of “Love Crush LLC” which will produce both private label garments as well as garments under the tradename “Love Crush”. The effective date of the Primp Acquisition was December 31, 2009.

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

Also as a result of this transaction the holders of a majority of our issued and outstanding voting stock have authorized changing our name to “Industry Concept Holdings, Inc.” and changed our fiscal year to December 31.

Our new address is 4501 E. 50th Street, Vernon, CA 90058. Our telephone number is (323) 585-5281.

We have not been subject to any bankruptcy, receivership or similar proceeding.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the Fiscal Years Ended December 31, 2009 and 2008

During the fiscal year ended December 31, 2009, we generated $708,089 in revenues, compared to $2,225,503 during our fiscal year ended December 31, 2008, a decrease of $1,517,414. Our management believes that this decrease in revenues was attributable to a number of factors including the U.S. financial crisis which led to less credit-worthy customers and the downgrading of credit extensions by the commercial factoring community. Further Primp, as celebrity driven brand, made a calculated decision to maintain the cache of the Brand to avoid erosion of its “specialty status”, restricting distribution in order to maintain the Brand’s public perception and exclusivity. Cost of goods sold during our fiscal year ended December 31, 2009 was $605,206, compared to $1,635,395 during our fiscal year ended December 31, 2008, a decrease of $1,030,189 which management attributes to decreased sales.

Our general and administrative expense during the fiscal year ended December 31, 2009, was $694,266, compared to $624,444 during the fiscal year ended December 31, 2008, an increase of $69,822, primarily as a result of the ongoing efforts to license and promote the brand domestically and internationally which management believes shall be evidenced in subsequent quarters. We also wrote down 362,065 in inventory during our fiscal year ended December 31, 2009. Management adheres to generally accepted accounting principles that requires a markdown of aged inventory. In lieu of “flooding the market”, management believes that adherence to this policy will protect the Brand and intellectual equity held by the Brand.

As a result, we incurred a net loss of $987,265 during the fiscal year ended December 31, 2009 (approximately $0.25 per share), compared to a net loss of $87,912 during the fiscal year ended December 31, 2008 (less than $0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had $1,228 in cash.

Net cash used in operating activities was $72,368 for the year ended December 31, 2009, compared to $332,791 during the year ended December 31, 2008. We anticipate that overhead costs in current operations will increase in the future as a result of our acquisition of Primp.

Cash flows provided or used in investing activities were $-0- for the fiscal year ended December 31, 2009 and $2,937 for the year ended December 31, 2008. Cash flows provided or used by financing activities were $86,467 during our fiscal year ended December 31, 2009, compared to $316,189 during the year ended December 31, 2008.

A December 31, 2009 and 2008 we owed approximately $143,000 and $128,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all Company assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We are currently in negotiations with the IRS to resolve this situation but there can be no assurances that these discussions will result in a favorable resolution.

As a result of the acquisition of Primp discussed above, we have generated plans to expand our current operations, including increasing the number of our retail outlets. Our ability to implement this expansion will depend on the future availability of financing. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our expansion plans in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our proposed expansion. Our inability to obtain sufficient funds from external sources will have a material adverse affect on our expansion plans and may have a negative impact on our future results of operations and financial condition.

Effective December 18, 2009, we had an initial close of a private offering of promissory notes. We assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders. These notes were subsequently extended until May 31, 2010. We issued an aggregate of 60,000 shares as consideration for the extension of these notes.

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

INFLATION

Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during our fiscal year ended December 31, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

INDUSTRY CONCEPT HOLDINGS, INC.

Consolidated Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303)306-1967

Fax (303)306-1944

Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Industry Concept Holdings, Inc.

Vernon, California

I have audited the accompanying consolidated balance sheets of Industry Concept Holdings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industry Concept Holdings, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses, has a working capital deficit, and back taxes due that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	Ronald R. Chadwick, P.C.
March 31, 2010	RONALD R. CHADWICK, P.C.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008

ASSETS
Current Assets
Cash	$6,004	$15,327
Accounts Receivable – net	20,740	278,550
Employee Advances	600	—
Inventory	766,024	1,443,538
Total Current Assets	793,368	1,737,415

Deposits	—	4,000
Fixed Assets – net	7,781	11,886
	7,781	15,886

TOTAL ASSETS	$801,149	$1,753,301

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

LIABILITIES
Current Liabilities
Accounts Payable	$293,620	$195,266
Returns and Allowance Liability	14,905	12,475
Due to Factor	329,222	408,935
Notes Payable	250,000
Accrued Interest Payable	26,667
Related Party Advances	20,400	20,400
Taxes Payable	144,846	128,826
Total Current Liabilities	1,079,660	765,902

TOTAL LIABILITIES	1,079,660	765,902

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.10 per share; Authorized 1,000,000 shares; issued and outstanding -0- shares.	—	—
Common Stock, par value $.001 per share; Authorized 50,000,000 shares; issued and outstanding 22,060,000 (2009) and 4,000,000 (2008) shares.	22,060	4,000
Additional Paid in Capital	690,383	987,088
Retained Earnings (Deficit)	(990,954)	(3,689)

TOTAL STOCKHOLDERS’ EQUITY	(278,511)	987,399

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$801,149	$1,753,301

The accompanying notes are an integral part of these financial statements.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

Consolidated Statements of Operations

	Year Ended December 31, 2009	Year Ended December 31, 2008

Revenue (net of $51,888 and $132,534 in returns)	$708,089	$2,225,503

Cost of Goods Sold	605,206	1,635,395

Gross Profit	102,883	590,108

Operating Expenses

Depreciation	4,105	3,846
General and Administrative	694,266	624,444
Write Downs – Inventory	362,065	—

Total operating expenses	1,060,436	628,290

(Loss) from operations	(957,553)	(38,182)

Other income (expense):
Interest expense	(29,712)	(50,147)
Other Income	—	417

Total other income (expense)	(29,712)	(49,730)

Income (loss) before provision for income taxes	(987,265)	(87,912)

Provision for income tax	—	—

Net (Loss)	$(987,265)	$(87,912)

Net income (loss) per share
(Basic and fully diluted)	$(0.25)	$(0.01)

Weighted average number of common shares outstanding	4,000,000	6,874,167

The accompanying notes are an integral part of these financial statements.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

Consolidated Statement of Cash Flows

Net (Loss)	$(987,265)	$(87,912)
Adjustments to reconcile decrease in net assets to net cash provided by operating activities:

Depreciation	4,105	3,846
(Increase) Decrease in accounts receivable	257,810	385,037
(Increase) Decrease in inventory	315,449	36,766
Decrease in deposits	4,000	—
(Increase) Decrease in employee advances	(600)	3,000
Increase in accounts payable	98,354	144,433
Related party payable	—	(137,295)
Write downs – inventory	362,065	—
Increase in other liabilities	18,450	(15,084)

Net cash (used) in operation activities	72,368	332,791

Cash flows from investing activities:

Purchase of fixed assets	—	(2,937)

Net cash (used) in investing activities	—	(2,937)

Cash flows from financing activities:

Distributions	(6,754)	(70,407)
Cash from reverse acquisition	4,776
Due to factor	(79,713)	(245,782)

Net cash provided from financing activities	(81,691)	(316,189)

Net increase in cash	(9,323)	13,665
Cash at beginning of period	15,327	1,662
Cash at end of period	$6,004	$15,327

The accompanying notes are an integral part of these financial statements.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

Consolidated Statements of Stockholders' Equity

	Common Stock
	Shares (1)	Amount $.001 Par	Paid in Capital	Retained Earnings (Deficit)	Stockholders Equity

Balances at December 31, 2007	4,000,000	$4,000	$114,495	$84,223	$202,718

Related party debt relief			943,000		943,000

Distributions			(70,407)		(70,407)

Net income (loss) for the year				(87,912)	(87,912)

Balances at December 31, 2008	4,000,000	$4,000	$987,088	$(3,689)	$987,399

Shares issued for acquisition transaction subsequently canceled	16,430,000	16,430	(16,430)		—

Outstanding stock of Your Way Holding Corp. counted as issued for Your Way Holding Corp. net deficit of $(271,891)	1,630,000	1,630	(273,521)		(271,891)

Distributions			(6,754)		(6,754)

Net income (loss) for the year				(987,265)	(987,265)

Balances at December 31, 2009	22,060,000	$22,060	$690,383	$(990,954)	$(278,511)

The accompanying notes are an integral part of these financial statements.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Your Way Holding Corp. (“YWHC”) was incorporated in the State of Colorado on February 21, 2007. Primp, LLC was formed in the State of California on October 28, 2004. Effective December 31, 2009 YWHC was acquired by Primp, LLC in a transaction classified as a reverse acquisition. YWHC concurrently changed its name to Industry Concept Holdings, Inc. The financial statements represent the activity of Primp, LLC from December 31, 2007 forward, and the consolidated activity of Primp, LLC and YWHC from December 31, 2009 forward. Primp, LLC and YWHC are hereinafter referred to collectively as the "Company". The Company manufactures and markets retail fashion garments. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 and 2008 the Company had a balance in its allowance for doubtful accounts of $8,273 and $32,628. Bad debt expense each year was zero and $15,000.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. At December 31, 2009 and 2008 the Company had an office equipment balance of $20,527 with corresponding accumulated depreciation of $12,746 and $8,641. Depreciation expense for 2009 and 2008 was $4,105 and $3,846.

Inventories

Inventories, consisting of garment supplies and finished goods, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of goods sold include those expenditures capitalized to inventory. Inventory at end 2009 of $766,024 consisted of raw materials $20,688, work in process $9,971, and finished goods $735,365. Inventory at end 2008 of $1,443,538 consisted of raw materials $59,796, work in process $447,795, and finished goods $935,947.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded advertising costs in 2009 and 2008 of $24,624 and $62,921.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Due to the reverse acquisition of YWHC by Primp, LLC the Company believes it has no useable net operating loss carryforwards or deferred tax benefits at end 2009. Because the Company’s subsidiary operates as an LLC, the subsidiary is a pass-through entity for federal income tax purposes and pays no income tax at the company level.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from the manufacturing and sale of garments, but does not separate sales of different product lines into operating segments. All sales each year were domestic and to external customers, with no one customer accounting for over 10% of sales.

NOTE 2. RELATED PARTY TRANSACTIONS

The Company uses as one of its fabric suppliers a company under common control of an officer. Included in cost of goods sold for 2009 and 2008 was fabric supplied by this entity in amounts of $79,978 and $494,134. In 2008 the Company and the officer also donated $943,000 in amounts due to it for inventory materials to the capital of Industry Concept Holdings, Inc. A family related party was owed $20,400 at end 2009 and 2008 for unsecured, non-interest bearing, due on demand working capital advances.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 3. LEASE COMMITMENTS

The Company shares office, design and manufacturing space with other companies related by common control, under a building lease held in the name of the related party companies and guaranteed by an officer. The lease commenced in June 2009 and is for a 10 year term expiring in May 2019, with a five year extension option. The lease calls for payments of approximately $9,700 per month plus costs in the first year, escalating yearly to $12,000 per month plus costs in year ten. The shared cost by Industry Concept Holdings, Inc. is approximately half of the overall cost under the lease on a shared space basis. The Company leases retail sales space under a lease in the name of a company related by common control and guaranteed by an officer, with monthly payments of $4,200 per month plus costs with possible escalations for certain sales volumes, with the lease term expiring in May 2010. Future minimum lease payments under both leases, assuming current levels of shared use are: 2010 $80,000, 2011 $60,000, 2012 $62,000, 2013 $63,000, 2014 $65,000, after 2014 $294,000, total $624,000.

NOTE 4. ACCOUNTS RECEIVABLE FACTOR AND LOANS

The Company has an ongoing relationship with a factor company (“the Factor”), which manages and collects the Company’s accounts receivable and loans money to the Company with the receivables as collateral, due on demand, with interest generally at 2% over the prime rate. At the end of 2009 and 2008 the Company had assets of uncollected receivables on account with the Factor of $29,013 and $311,178. Also at end of 2009 and 2008 the Company had a balance due to the Factor for loan advances of $329,222 and $408,935. Interest expense charged by the Factor in 2009 and 2008 was $25,000 and $47,000.

NOTE 5. CONTINGENCIES

The Company at end 2009 and 2008 owed approximately $143,000 and $128,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all Company assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time.

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations, has a working capital deficit and back payroll taxes due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 7. NOTES PAYABLE

The Company has three notes payable outstanding. At December 31, 2009 the outstanding principal balance on the notes was $250,000. The notes bear interest at 20% on the principal balance, are unsecured, and are due in January 2010. Interest expense under the notes for the year ended December 31, 2009 of $26,667 was included in the net deficit of YWHC of $(271,891) acquired in a reverse acquisition. Accrued interest related to the notes payable was $26,667 at December 31, 2009.

NOTE 8. REVERSE ACQUISITION

Effective December 31, 2009 YWHC entered into an acquisition agreement (the "Agreement") with Primp, LLC, acquiring 100% of the outstanding membership interests of Primp, LLC through the issuance of 4,000,000 shares of its common stock with no readily available market price. The transaction was accounted for as a reverse acquisition as the shareholders of Primp, LLC retained the majority of the outstanding common stock of YWHC after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of Primp, LLC, while 100% of the assets and liabilities of YWHC valued at $(271,891), consisting of cash of $4,776 and notes payable and accrued interest of $276,667, were recorded as being acquired in the reverse acquisition for its 1,630,000 outstanding common shares on the acquisition date. (Immediately prior to the acquisition YWHC had 22,060,000 outstanding common shares. 20,430,000 of these shares were surrendered by the holders for cancellation). Subsequent to the December 31, 2009 recapitalization, YWHC and Primp, LLC remain separate legal entities (with YWHC as the parent of Primp, LLC). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of YWHC prior to the December 31, 2009 acquisition. YWHC concurrent with the transaction changed its name to Industry Concept Holdings, Inc.

NOTE 9. SUBSEQUENT EVENTS

On October 29, 2009, the Company executed an agreement to acquire Industry Concepts LLC (“IC”) and Primp LLC ("Primp") (IC and Primp hereinafter jointly referred to as the “Acquired Companies”) with their members, in which the Company issued an aggregate of 20,430,000 shares of Common Stock, including 16,430,000 shares to the members of IC and 4,000,000 shares to the members of Primp, in exchange for all of the issued and outstanding member interests of the Acquired Companies. In addition, to facilitate this transaction and eliminate dilution of minority shareholders, members of the Company’s current management did voluntarily redeem an aggregate of 20,430,000 shares back to the Company. The relevant agreement with the Acquired Companies provided that the transaction would become effective upon the issuance of audited financial statements for the Acquired Companies

INDUSTRY CONCEPT HOLDINGS, INC.

(formerly Your Way Holding Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

NOTE 9. SUBSEQUENT EVENTS (Continued):

and confirmation that the financial condition of the Acquired Companies was consistent with the financial condition as represented. The Company subsequently learned that the financial condition of IC was not consistent with the representations previously received and as a result, the acquisition of IC was terminated. On March 16, 2010, the Company executed an amendment to the original agreement between the Company and the Acquired Companies (the “Amendment”) to reflect this change. This Amendment provides for the acquisition of Primp in accordance with the original terms, including the issuance of 4,000,000 shares of our Common Stock and the return of the 16,430,000 shares of Common Stock previously issued in exchange for the IC member interests. Also on March 16, 2010, the Company entered into an agreement with IC to acquire the trade name “Love Crush” in exchange for the issuance of 2,000,000 shares of Common Stock to IC.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures- Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

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

Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2009, at the reasonable assurance level. We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2009, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This transitional Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out during the period January 7-8, 2010, management believes that, as of December 31, 2009, our internal control over financial reporting was effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Following is a list of our officers and directors:

Name	Age	Position(s)

Greg Lorber	35	Chief Executive Officer and Director

Matt Milonas	43	President, Chief Financial Officer and Director

Andrea J. Payne	43	Secretary and Director

Wells Butler	33	Director

Brian E. Sobnosky	30	Director

Our director serves as director until our next Annual Meeting of Stockholders and the election and qualification of the director’s respective successor or until the director’s earlier death, removal or resignation.

The following is a biographical summary of the business experience of our current Officers and Directors:

Greg Lorber assumed his positions as our CEO, President and a director in October 2009. He resigned his position as our President in March 2010. He has served as the manager of both IC and Primp since their inception in 2006 and 2004, respectively. His responsibilities have included working with designers, distribution of product, development of brand name and administration. Prior, Mr. Lorber devoted eleven years working for Lorber Industries, a privately held family business that is one of the premiere textile companies in Southern California, where he was responsible for managing sales and operations of the business. Mr. Lorber obtained a Bachelor of Science degree in Political Science from UCLA in 1996. He devotes substantially all of his business time to our affairs.

Matt Milonas was appointed as our President, Chief Financial Officer and a Director in March 2010. From December 2006 through March 2010, Mr. Milonas was employed by Atachi Data Systems, Inc. as finance manager in charge of global shared services. Prior, from January 2005 through December 2006, he was a manager in the internal controls department of Verizon Business, specializing in Sarbanes-Oxley compliance matters. From September 2003 through January 2005, he was a business analyst with GE Access-Quovadx, Inc. Mr. Milonas received a Bachelor of Arts degree in accounting from Fort Lewis College in 1989, with a minor in psychology from Colorado State University. He devotes substantially all of his business time to our affairs.

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

Wells Butler was appointed as a director of our Company in March 2010. She founded Primp in 2004 and has since served as its Creative Director and Head Designer. She has studied Fashion Design at Rhode Island School of Design, Fashion Institute of Technology, and received her degree in Apparel Manufacturing from the Fashion Institute of Design and Merchandising in 2003. In 1999 Wells received her Bachelor of Arts degree in Economics from the University of Iowa. She devotes substantially all of her business time to our affairs.

Brian E. Sobnosky was appointed as a Director in March 2010. In addition to his position as our director, since March 2008 he has been responsible for sales and business development with Builders Appliance Center, Denver, Colorado.SinceNovember 2004, Brian has also been Director of New Business Development for Tavata Software Corporation, Denver, CO, where his primary responsibilities have been identifying and solidifying strategic sales and technology partnerships with third party vendors. Mr. Sobnosky graduated in 2003 from Youngstown State University with a degree in Business Administration and Accounting. He devotes only such time as necessary to our affairs.

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

Each of our new officers will receive an annual salary of $100,000 upon their assuming their positions with us. None of our executive officers is party to an employment agreement with us, but it is expected that employment agreements will be executed with our executive officers in the near future.

SUMMARY COMPENSATION TABLE

Following is a table containing the aggregate compensation paid to our Chief Executive Officer and all other officers who received aggregate compensation exceeding $100,000 during our fiscal year ended December 31, 2009, 2008 and 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)	Total Compensation ($)
Greg Lorber, CEO	2009	$0	$0	0	$0	$0	$0	0	$0
	2008	$0	$0	0	$0	$0	$0	0	$0
	2007	$0	$0	0	$0	$0	$0	0	$0

STOCK PLAN

We have not adopted any stock option or other employee plans as of the date of this report. We may adopt such plans in the future.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the ownership of Common Stock as of March 31, 2010, by (i) each person known to us to own more than 5% of our outstanding common stock as of the date of this report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent Of Class
Common	Greg Lorber(1) 4501 E 50th St. Vernon, CA 90058	12,780,000(2)(3)	59.4%

Common	Matt Milonas(1) 9844 W Powers Cir Littleton, Co, 80123	2,000,000	9.3%

Common	Wells Butler 4501 E 50th St. Vernon, CA 90058	2,000,000	9.3%

Common	Andrea J. Payne(1) 4501 E 50th St. Vernon, CA 90058	500,000(4)	2.3%

Common	All Officers and Directors As a Group (3 persons)	17,280,000(2)(3)	80.3%

__________________________________

(1)	Officer and Director of our Company.
(2)	Includes 1,600,000 shares held in the name of CLGL LLC. Mr. Lorber is an officer, director and owner of 83.3% of CLGL LLC.
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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

During our fiscal year ended December 31, 200, and through October 31, 2009, we maintained our principal place of business in an office provided to us by our then President. This space was provided to us on a rent free basis.

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

We use as one of our fabric suppliers a company under common control of Mr. Lorber, our CEO. Included in cost of goods sold for 2009 and 2008 was fabric supplied by this entity in amounts of $79,978 and $494,134. In 2008 we also donated $943,000 in amounts due to it for inventory materials to the capital of Primp, LLC. A family related party was owed $20,400 at end 2009 and 2008 for unsecured, non-interest bearing, due on demand working capital advances.

There are no other related party transactions that are required to be disclosed pursuant to Regulation S-K promulgated under the Securities Act of 1933, as amended.

DIRECTOR INDEPENDENCE

Brian E. Sobnosky is the only director that is “independent” pursuant to SEC rules. We anticipate appointing additional independent directors in the foreseeable future.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

The following table presents fees for professional audit services rendered by Ronald R. Chadwick, P.C., our independent accountant, for the year ended December 31, 2009 and 2008:

	December 31, 2008	December 31, 2009
Audit Fees	$7,500	$43,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	_____-	_____-
Total	$7,500	$43,500

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K, our transitional report on Form 10-K and reviews of our interim financial statements included in our Quarterly Reports on Forms 10-Q.

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

Dated: April 2, 2010	INDUSTRY CONCEPT HOLDINGS, INC. By: s/ Greg Lorber_____________________________ Greg Lorber, Chief Executive Officer

By: s/ Matt Milonas____________________________ Matt Milonas, Chief Financial Officer

          In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2010.

s/ Greg Lorber____________________________

Greg Lorber, Director

s/ Andrea J. Payne_________________________

Andrea J. Payne, Director

s/ Matt Milonas___________________________

Matt Milonas, Director

s/ Wells Butler____________________________

Wells Butler, Director

s/Brian E. Sobnosky________________________

Brian E. Sobnosky, Director