Form 10-Q
period 2010-03-31
Industry Concept Holdings Inc
filed 2010-05-24
CIK 1418730

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under

the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2010

Commission File Number: 000-53099

INDUSTRY CONCEPT HOLDINGS INC..

(Exact name of small business issuer as specified in its charter)

Colorado	20-8510684
(State of other jurisdiction of incorporation)	(IRS Employer ID No.)

4501 E 50th St.

Vernon CA 90058

(Address of principal executive offices)

(323) 585-5281

(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes __X__ No ____.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

The number of shares of the registrant’s only class of common stock issued and outstanding as of May 21, 2010, was 21,510,000 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [_] Yes ☒ No

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

Industry Concept Holdings, Inc. And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2010

Industry Concept Holdings, Inc. And Subsidiary

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-1
Consolidated statements of operations	F-2
Consolidated statements of cash flows	F-3
Notes to consolidated financial statements	F-4

Industry Concept Holdings, Inc.

(Formerly Your Way Holding Corp.)

Consolidated Balance Sheet

	Unaudited March 31, 2010	Audited December 31, 2009
ASSETS

Current Assets:
Cash and cash equivalents	$2,689	$6,004
Accounts receivable – net	172,811	20,740
Employee advances	600	600
Inventory	770,712	766,024
Total Current Assets	946,812	793,368

Property, Plant, & Equipment
Office equipment (net of depreciation)	6,755	7,781

TOTAL ASSETS	$953,567	$801,149

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$331,742	$293,620
Returns and allowance liability	11,665	14,905
Due to factor	341,746	329,222
Notes payable	560,000	250,000
Discount - convertible note	(262,640)	—
Accrued interest payable	46,021	26,667
Related party advances	222,429	20,400
Taxes payable	144,845	144,846
Total current liabilities	1,395,808	1,079,660

Total Liabilities	$1,395,808	$1,079,660

SHAREHOLDERS’ EQUITY

Preferred stock, $.10 par value per share; Authorized 1,000,000 shares; Issued and outstanding -0- shares.	—	—
Common Stock, $.001 per share; Authorized 50,000,000 shares; Issued and outstanding 21,510,000 shares	21,510	22,060
Capital paid in excess of par value	3,859,333	690,383
(Deficit) accumulated during the development stage	(4,323,084)	(990,954)

TOTAL SHAREHOLDERS’ EQUITY	(442,241)	(278,511)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$953,567	$801,149

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.

(Formerly Your Way Holding Corp.)

Consolidated Statement of Operations

	Unaudited 3 Months Ended March 31, 2010	Unaudited 3 Months Ended March 31, 2009

Revenue: (net)	$326,219	$85,287
Cost of goods sold	281,697	148,398

Gross profit	44,522	(63,111)

Operating expenses:
Advertising	—	1,551
Depreciation	1,026	1,027
Legal	2,562	33,033
General and administrative	3,285,161	36,944
Rent	21,189	21,653
Total General and Administrative	3,309,938	94,208

Income (Loss) from operations	(3,265,416)	(157,319)

Other income (expense):
Interest and accretion (expense)	(66,714)	(1,732)
Other income (expense)	(66,714)	(1,732)

Net (Loss)	$(3,332,130)	$(159,051)

Basic (Loss) per common share	(0.15)	(0.01)

Weighted Average Common Shares Outstanding	21,968,333	22,060,000

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.

(Formerly Your Way Holding Corp.)

Consolidated Statement of Cash Flows

	Unaudited 3 Months Ended March 31, 2010	Unaudited 3 Months Ended March 31, 2009
Net (Loss)	$(3,332,130)	$(159,051)

Adjustments to reconcile decrease in net assets to net cash provided by operating activities:
Depreciation	1,026	1,027
Stock issued for services	2,858,400
(Increase) in accounts receivable	—	(1,654)
(Increase) Decrease in other receivables	(152,071)	136
Decrease in deposits	—	4,000
Increase in inventory	(4,688)	(71,169)
Increase (Decrease) in accounts payable	38,122	(3,625)
(Decrease in returns & allowance liability	(3,240)	—
Increase (Decrease) in due to factor	12,523	(121,612)
Increase (decrease) in other accrued liabilities	—	(2,658)
Compensatory note issuance	310,000
Note discount accretion	47,360
Increase in interest payable	19,354	—
Net cash (used) in operating activities	(205,344)	(354,606)

Cash flows from investing activities:
	—	—
Net cash (used) in investing activities	—	—

Cash flows from financing activities:
Additional capital paid in	—	7,754
Advances to related & entities		(91,686)
Advances from related parties	202,029	421,254
Net cash provided from financing activities	202,029	337,322

Net increase in cash	(3,315)	(17,284)
Cash at beginning of period	6,004	2,132
Cash at end of period	$2,689	$(15,152)

Supplemental disclosure information:
Stock issued for services	$2,858,400	$—
Note issued for services	$310,000	$—
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Unaudited Financial Information

The unaudited financial information included for the three month interim period ended March 31, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

(2) Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

(3) Related Party Transactions

The Company uses as one of its fabric suppliers a company under common control of an officer. Included in cost of goods sold for 2009 was fabric supplied by this entity in amounts of $79,978. A family related party and a related entity was owed $222,419 at March 31, 2010 and $20,400 at end 2009 for unsecured, non-interest bearing, due on demand working capital advances.

(4) Lease Commitments

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

(5) Acccounts Receivable Factor Loans

The Company has an ongoing relationship with a factor company (“the Factor”), which manages and collects the Company’s accounts receivable and loans money to the Company with the receivables as collateral, due on demand, with interest generally at 2% over the prime rate.

(6) Contingencies

At March 31, 2010 and December 31, 2009, the Company owed approximately $145,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all Company assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements.

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

Our address is 4501 E. 50th Street, Vernon, CA 90058. Our telephone number is (323) 585-5281.

We have not been subject to any bankruptcy, receivership or similar proceeding.

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months ended March 31, 2010 and 2009

During the three month period ended March 31, 2010, we generated $326,219 in revenues, compared to $85,287 during the three month period ended March 31, 2009, an increase of $240,932. This increase in revenues was attributable to what we consider to be the aggressive growth of our branded apparel, as well as growth in international licensing. Cost of goods sold during the three month period ended March 31, 2010 was $54,717, compared to $148,398 during the three month period ended March 31, 2009, a decrease of $93,681 which management attributes to sales of garments from stock or previously produced in prior quarters in anticipation of future sales, lower cost of raw materials, more efficient production planning and a greater emphasis on production in Mexico.

Our general and administrative expense during the three month period ended March 31, 2010 was $3,309,938, compared to $94,208 during the three month period ended March 31, 2009, an increase of $3,215,730. This increase was primarily as a result of our issuance of 15,880,000 shares of our common stock as part of the termination of the acquisition of Industry Concepts LLC and subsequent issuance of new shares of common stock to our management and others, which required us to expense $2,858,400 as compensation. In addition, this increase also as a result of increased consulting fees of $226,981, as well as factoring fees of $25,446, sales consulting of $26,804 and an increase in accounting charges of $19,602. We did not incur charges for consulting fees, factors and sales consulting during the three months ended March 31, 2009.

We also incurred increased interest expense of $10,518 during the three months ended March 31, 2010, compared to the similar period in 2009.

As a result, we incurred a net loss of $3,332,130 during the three month period ended March 31, 2010 (approximately $0.15 per share), compared to a net loss of $159,051 during the three month period ended March 31, 2009 (less than $0.01 per share).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had $2,689 in cash and cash equivalents.

Net cash used in operating activities was $205,344 during the three month period ended March 31, 2010, compared to $354,606 during the three month period ended March 31, 2009. We anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows provided or used in investing activities were $-0- during the three month period ended March 31, 2010 and 2009. Cash flows provided or used by financing activities were $202,029 during our three month period ended March 31, 2010, compared to $337,322 during the three month period ended March 31, 2009.

At March 31, 2010 and 2009 we owed approximately $145,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We are currently in negotiations with the IRS to resolve this situation but there can be no assurances that these discussions will result in a favorable resolution.

As a result of the acquisition of Primp we have generated plans to expand our current operations, including increasing the number of our retail outlets. Our ability to implement this expansion will depend on the future availability of financing. We intend to raise funds through private placements of our common stock and through short-term borrowing. We estimate that we will require approximately $5 million in debt and/or equity capital to fully implement our expansion plans in the future and there are no assurances that we will be able to raise this capital. While we have engaged in discussions with various investment banking firms, venture capitalists and private investors to provide us these funds, as of the date of this report we have not reached any agreement with any party that has agreed to provide us with the capital necessary to effectuate our proposed expansion. Our inability to obtain sufficient funds from external sources will have a material adverse affect on our expansion plans and may have a negative impact on our future results of operations and financial condition.

Effective December 18, 2009, we assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders. These notes were subsequently extended until May 31, 2010. We issued an aggregate of 60,000 shares as consideration for the extension of these notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting estimates – The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended March 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 4T.   CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures- Our management, with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2010, at reasonable assurance levels. We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations -Our management, including our Principal Executive Officer and Principal Financial and Accounting Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the period ended March 31, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 210. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment carried out May 20-21, 2010, management believes that, as of March 31, 2010, our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of the date of this report we believe we owe approximately $145,000 in past due federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We have entered into discussions with the IRS and while no assurances can be provided, we hope to have a settlement arrangement on this obligation with the IRS within the next six months.

We are also party to that certain action entitled FTC Commercial Corp. v Primp, LLC, et. al., Case No. BC432715, Los Angeles Superior Court, Unlimited Civil Division. FTC has alleged that we owe approximately $375,000 to it relating to factoring activities.  We have entered into settlement discussions with FTC and while no assurances can be provided, we hope to have a settlement arrangement on this obligation within the next six months.

Additionally, we are also party to that certain action entitled Sparkart Group, Inc. v Primp et al, Case No. BC397176, Superior Court of California, County of Los Angeles, Unlimited Jurisdiction. We had previously entered into a settlement agreement on this matter and tendered payments of approximately $16,000 thereon, but were unable to meet the payment obligations due thereunder. We anticipate that the plaintiff in this matter will be applying to the court for entry of judgment against us in the principal amount of $49,000, plus costs and attorneys fees. We expect to enter into discussions with the plaintiff in this action, but as of the date of this report no settlement agreement is in place.

We are party to several other litigation matters as of the date of this report, none of which we deem to be material to our current business operations. We are not aware of any other material threatened matters.

ITEM 1A. RISK FACTORS

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF

PROCEEDS

Effective March 16, 2010 we issued 2,000,000 “restricted” shares of our Common Stock to IC LLC in consideration for the assignment of the trade name “Love Crush.” We did not receive any cash proceeds from this issuance. We relied upon the exemption from registration provided by Section 4/2 promulgated under the Securities Act of 1933, as amended, to issue these shares.

In addition, our Board of Directors authorized the issuance of an aggregate of 11,830,000 shares of our Common Stock to four (4) persons and entities, including 10,530,000 shares in favor of a Trust in which Greg Lorber, our current Chief Executive Officer and a director, is the beneficiary and 500,000 shares of Common Stock in favor of a Trust in which Andrea J. Payne, our current Secretary and a director, is the beneficiary. All of these shares were issued in consideration for services previously rendered, as well as for incentives for future performance. We did not receive any proceeds from this issuance. We relied upon the exemption from registration provided by Section 4/2 and Regulation D, each promulgated under the Securities Act of 1933, as amended, to issue these shares.

Relevant to the shares issued to the Trust of Mr. Lorber, all but 2,000,000 of these shares shall be placed into escrow, to be held subject to certain “earn-out” provisions. Specifically, 2,843,333 shares shall be released annually upon issuance of our annual audit of our financial statements if and when we generate net income of $182,500 in 2010, $270,000 in 2011 and $557,500 in 2012. For purposes of the earn-out, net income shall be defined as gross revenues, minus cost of sales, minus general and administrative expense, but shall not include any extraordinary expenses that the Company may be required to deduct from such net income. The Board shall have discretion up to an amount equal to 5% in authorizing the release of any shares on an annual basis. In the event these thresholds are not met, these shares will be returned to our authorized but unissued shares.

Effective March 18, 2010 we issued 2,000,000 “restricted” shares of our Common Stock to Matt Milonas in consideration for his agreement to serve as President and Chief Financial Officer of our Company We did not receive any proceeds from this issuance. Of these shares, 1,000,000 shares are being held in trust to insure that Mr. Milonas remains in our employ for a minimum of two (2) years. These 1,000,000 shares will be released at that time. We relied upon the exemption from registration provided by Section 4/2 promulgated under the Securities Act of 1933, as amended, to issue these shares.

Effective March 30, 2010 we issued an aggregate of 50,000 “restricted” shares of our Common Stock to three persons/entities in consideration for their extension of secured promissory notes previously issued by us in the aggregate principal amount of $250,000. Repayment of these notes has been extended until May 31, 2010. We did not receive any proceeds from this issuance. We relied upon the exemption from registration provided by Section 4/2 promulgated under the Securities Act of 1933, as amended, to issue these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 24, 2010.

Dated: May 24, 2010

INDUSTRY CONCEPT HOLDINGS, INC.

By:/s/ Greg Lorber_________________________

Greg Lorber, Chief Executive Officer and

Principal Executive Officer

By:/s/ Matt Milonas________________________

Matthew Milonas, Principal Financial Officer

And Principal Accounting Officer