Form 10-Q
period 2010-06-30
Industry Concept Holdings Inc
filed 2010-08-23
CIK 1418730

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [ ] Yes [X] No

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

Industry Concept Holdings, Inc. And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2010

Industry Concept Holdings, Inc. And Subsidiary
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	F-1
Consolidated statements of operations	F-2
Consolidated statements of cash flows	F-4
Notes to consolidated financial statements	F-5

Industry Concept Holdings, Inc.
(formerly Your Way Holding Corp.)
Consolidated Balance Sheet
	Unaudited	Audited
	June	December
	30, 2010	31, 2009
ASSETS

Current Assets:

Cash and cash equivalents	$3,380	$6,004
Accounts receivable - net	215,411	20,740
Employee advances	600	600
Inventory	823,416	766,024

Total Current Assets	1,042,807	793,368

Property, Plant, & Equipment
Office equipment (net of depreciation)	8,829	7,781

TOTAL ASSETS	$1,051,636	$801,149

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$386,294	$293,620
Returns and allowance liability	11,665	14,905
Due to factor	352,204	329,222
Notes payable	560,000	250,000
Discount - convertible note	(262,640)	-
Accrued interest payable	46,021	26,667
Related party advances	226,706	20,400
Taxes payable	144,846	144,846

Total current liabilities	1,465,096	1,079,660

Total Liabilities	$1,465,096	$1,079,660

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,060,000 shares	22,060	22,060

Capital paid in excess of par value	1,000,383	690,383

(Deficit) accumulated during the development stage	(1,435,903)	(990,954)

TOTAL SHAREHOLDERS' EQUITY	(413,460)	(278,511)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,051,636	$801,149

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
(formerly Your Way Holding Corp.)
Unaudited Statement Of Operations

	3 Months	3 Months
	Ended	Ended
	June	June
	30, 2010	30, 2009

Revenue:	$422,587	$347,789

Cost of goods sold	214,969	172,927

Gross profit	207,618	174,862

General & Administrative Expenses

Accounting	7,372	14,198
Advertising	0	8,400
Depreciation	1,026	1,026
Legal	28,628	18,308
General and administrative	94,781	22,845
Rent	47,029	32,600
Taxes - payroll	-	1,715

Total G & A	178,836	99,092

Income (Loss) from operations	28,782	75,770

Other (Expenses) interest	0	(8,043)

Net (Loss)	$28,782	$67,727

Basic (Loss) per common share	0.00	0.00

Weighted Average Common Shares Outstanding	22,010,000	22,010,000

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
(formerly Your Way Holding Corp.)
Consolidated Statement of Operations

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June	June
	30, 2010	30, 2009

Revenue: (net)	$748,806	$400,583

Cost of goods sold	496,666	271,821

Gross profit	252,140	128,762

Operating expenses:

Accounting	32,089	19,313
Advertising		9,951
Depreciation	3,052	2,052
Legal	31,191	51,341
General and administrative	495,826	57,977
Rent	68,217	60,350
Taxes - payroll	-	3,330

Total G & A	630,375	204,314

Income (Loss) from operations	(378,235)	(75,552)

Other income (expense)	-	-
Interest and accretion (expense)	(66,714)	(15,772)

Other income (expense)	(66,714)	(15,772)

Net (Loss)	$(444,949)	$(91,324)

Basic (Loss) per common share	(0.02)	(0.00)

Weighted Average Common Shares Outstanding	22,060,000	22,060,000

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Unaudited	Unaudited
	6 Months	6 Months
	Ended	Ended
	June	June
	30, 2010	30, 2009

Net (Loss)	$(444,949)	$(91,324)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	2,052	2,052

Stock issued for services	-
(Increase) Decrease in accounts receivable	(194,671)	111,990
(Increase) Decrease in other receivables	-	(328,655)
Decrease in deposits	-	-
(Increase) Decrease in inventory	(57,392)	105,945
Increase (Decrease) in accounts payable	92,674	(2,621)
(Decrease in returns & alloawance liability	(3,240)	(10,421)
Increase (Decrease) in due to factorer	22,982	(18,002)
Increase (decrease) in other accrued liabilities	-	11,195
Compensatory note issuance	310,000
Note discount accretion	47,360
Increase in interest payable	19,354	-

Net cash (used) in operation activities	(205,830)	(219,841)

Cash flows from investing activities:
Purchase equipment	(3,100)	-

Net cash (used) in investing activities	(3,100)	-

Cash flows from financing activities:
Additional capital paid in	-	-
Advances to related & entities		(12,754)
Advances from related parties	206,306	207,742

Net cash provided from financing activities	206,306	194,988

Net increase in cash	(2,624)	(24,853)
Cash at beginning of period	6,004	15,327
Cash at end of period	$3,380	$(9,526)

Supplemental disclosure information:
Note issued for services	$310,000	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended June 30, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

(2) Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

(3)  Related Party Transactions

The Company uses as one of its fabric suppliers a company under common control of an officer. Included in cost of goods sold for 2009 was fabric supplied by this entity in amounts of $79,978. A family related party and a related entity was owed $206,306 at June 30, 2010 and $20,400 at end 2009 for unsecured, non-interest bearing, due on demand working capital advances.

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

(6)  Contingencies
The Company at  June 30, 2010 and December 31, 2009 the Company owed approximately $143,000 and $128,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all Company assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time.

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months and six months ended June 30, 2010 and 2009

During the three month period ended June 30, 2010, we generated $422,587 in revenues, compared to $347,789 during the three month period ended June 30, 2009, an increase of $74,798. This increase in revenues was attributable to what we consider to be the aggressive growth of our branded apparel, as well as growth in international licensing.

 Cost of goods sold during the three month period ended June 30, 2010 was $214,969, compared to $172,927 during the three month period ended June 30, 2009, an increase of $42,042 which management attributes to sales of garments from newer production and higher cost of raw materials.

Our general and administrative expense during the three month period ended June 30, 2010 was $178,836, compared to $99,092 during the three month period ended June 30, 2009, an increase of $79,744. This increase was primarily as a result of higher G&A expenses attributable to stock issuances.

We also incurred no interest expense during the three months ended June 30, 2010, compared to $8,043 the similar period in 2009.

As a result, we had a net profit of $28,782 during the three month period ended June 30, 2010 (approximately $0.00 per share), compared to a net loss of $67,727 during the three month period ended June 30, 2009 (approximately $0.00 per share).

During the six month period ended June 30, 2010, we generated $748,806 in revenues, compared to $400,583 during the six month period ended June 30, 2009, an increase of $348,223. This increase in revenues was attributable to what we consider to be the aggressive growth of our branded apparel, as well as growth in international licensing.

Cost of goods sold during the six month period ended June 30, 2010 was $496,666, compared to $271,821 during the six month period ended June 30, 2009, an increase of $224,845 which management attributes to sales of garments from newer production and higher cost of raw materials.

Our general and administrative expense during the six month period ended June 30, 2010 was $630,375, compared to $204,314 during the six month period ended June 30, 2009, an increase of $426,061. This increase was primarily as a result of higher G&A expenses attributable to stock issuances.

We also incurred $66,714 in interest expense during the six months ended June 30, 2010, compared to $15,772 the similar period in 2009.

As a result, we had a net loss of $444,949 during the six month period ended June 30, 2010 (approximately $0.02 per share), compared to a net loss of $91,324 during the six month period ended June 30, 2009 (approximately $0.00 per share).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had $3,380 in cash and cash equivalents.

Net cash used in operating activities was $205,830 during the six month period ended June 30, 2010, compared to $219,841 used during the six month period ended June 30, 2009. However, we anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows used in investing activities were $3,100 during the six  month period ended June 30, 2010 and $-0- in 2009. We purchased equipment during the six  month period ended June 30, 2010.

Cash flows provided by financing activities were $206,306 during our three month period ended June 30, 2010, compared to $194,988 during the six month period ended June 30, 2009.

At June 30, 2010 and December 31, 2009 we owed approximately $143,000 and $128,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We are currently in negotiations with the IRS to resolve this situation but there can be no assurances that these discussions will result in a favorable resolution.

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

Effective December 18, 2009, we assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders. These notes were subsequently extended until  May 31 , 2010. We issued an aggregate of 60,000 shares as consideration for the extension of these notes.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended June 30, 2010.

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

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2010, at reasonable assurance levels. We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the period ended June 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment, management believes that, as of June 30, 2010, our internal control over financial reporting was effective.

PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

As of the date of this report we believe we owe approximately $143,000 in past due federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We have entered into discussions with the IRS and while no assurances can be provided, we hope to have a settlement arrangement on this obligation with the IRS within the next six months.

We are also party to that certain action entitled FTC Commercial Corp. v Primp, LLC, et. al., Case No. BC432715, Los Angeles Superior Court, Unlimited Civil Division. FTC has alleged that we owe approximately $375,000 to it relating to factoring activities.    Primp has entered into a confidential settlement agreement with FTC

Additionally, we are also party to that certain action entitled Sparkart Group, Inc. v Primp et al, Case No. BC397176, Superior Court of California, County of Los Angeles, Unlimited Jurisdiction. We had previously entered into a settlement agreement on this matter and tendered payments of approximately $16,000 thereon, but were unable to meet the payment obligations due thereunder. We anticipate that the plaintiff in this matter will be applying to the court for entry of judgment against us in the principal amount of $49,000, plus costs and attorneys fees. We expect to enter into discussions with the plaintiff in this action, but as of the date of this report no settlement agreement is in place.

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

Effective March 30, 2010 we issued an aggregate of 50,000 “restricted” shares of our Common Stock to three persons/entities in consideration for their extension of secured promissory notes previously issued by us in the aggregate principal amount of $250,000. Repayment of these notes has been extended until    May 31,2010. We did not receive any proceeds from this issuance. We relied upon the exemption from registration provided by Section 4/2 promulgated under the Securities Act of 1933, as amended, to issue these shares.

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

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2010.

Dated: August 23, 2010
INDUSTRY CONCEPT HOLDINGS, INC.

By:  /s/ Greg Lorber
Greg Lorber, Chief Executive Officer and
Principal Executive Officer

By:  /s/ Matt Milonas
Matthew Milonas, Principal Financial Officer
And Principal Accounting Officer