Form 10-Q
period 2010-09-30
Industry Concept Holdings Inc
filed 2010-11-22
CIK 1418730

U..S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2010

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

The number of shares of the registrant’s only class of common stock issued and outstanding as of September 30, 2010, was 21,710,000 shares.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [_] Yes ☒ No

TABLE OF CONTENTS

PART I.
FINANCIAL INFORMATION

PART I.

ITEM 1. FINANCIAL STATEMENTS

 Industry Concept Holdings, Inc. And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended September 30, 2010

Industry Concept Holdings, Inc. And Subsidiary
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	5
Consolidated statements of operations	6
Consolidated statements of cash flows	8
Notes to consolidated financial statements	9

Industry Concept Holdings, Inc.
(formerly Your Way Holding Corp.)
Consolidated Balance Sheet

	Unaudited	Audited
	September 30, 2010	December 31, 2009
ASSETS

Current Assets:

Cash and cash equivalents	$1,841	$6,004
Accounts receivable - net	407,950	20,740
Employee advances	600	600
Inventory	874,712	766,024

Total Current Assets	1,285,103	793,368

Property, Plant, & Equipment
Office equipment (net of depreciation)	7,803	7,781

TOTAL ASSETS	$1,292,906	$801,149

LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable	$334,048	$293,620
Returns and allowance liability	7,969	14,905
Due to factor	460,544	329,222
Notes payable	560,000	250,000
Discount - convertible note	(262,640)	-
Accrued interest payable	46,021	26,667
Related party advances	126,706	20,400
Taxes payable	144,846	144,846

Total current liabilities	1,417,494	1,079,660

Total Liabilities	$1,417,494	$1,079,660

SHAREHOLDERS' EQUITY

Preferred stock, $.10 par value per share;
Authorized 1,000,000 Shares; Issued
and outstanding -0- shares.	-	-

Common Stock, $.001 per share;
Authorized 50,000,000 Shares; Issued
and outstanding 22,260,000 and 22,060,000 shares	22,160	22,060

Capital paid in excess of par value	1,100,283	690,383

(Deficit) accumulated during the development stage	(1,246,031)	(990,954)

TOTAL SHAREHOLDERS' EQUITY	(123,588)	(278,511)

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,293,906	$801,149

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
Unaudited Statement Of Operations

	3 Months	3 Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue:	$541,277	$133,692

Cost of goods sold	195,821	384,241

Gross profit	345,456	(250,549)

General & Administrative Expenses

Accounting	8,440	26,000
Advertising	-	9,600
Depreciation	1,026	1,026
Legal	-	34,300
General and administrative	137,119	17,109
Rent	9,998	32,600
Taxes - payroll	-	3,330

Total G & A	156,583	123,965

Income (Loss) from operations	188,873	(374,514)

Other (Expenses) interest	0	(38,282)

Net (Loss)	$188,873	$(412,796)

Basic (Loss) per common share	0.01	(0.02)

Weighted Average Common Shares Outstanding	22,104,444	22,060,000

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
(formerly Your Way Holding Corp.)
Consolidated Statement of Operations

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Revenue: (net)	$1,281,681	$534,275

Cost of goods sold	939,261	656,062

Gross profit	342,420	(121,787)

Operating expenses:

Accounting	40,529	45,313
Advertising		19,551
Depreciation	3,078	3,078
Legal	31,191	85,641
General and administrative	370,664	75,086
Rent	78,215	97,950
Taxes - payroll	-	3,330

Total G & A	523,677	329,949

Income (Loss) from operations	(181,257)	(451,736)

Other income (expense)	-	3
Interest and accretion (expense)	(73,820)	(22,510)

Other income (expense)	(73,820)	(22,510)

Net (Loss)	$(255,077)	$(474,246)

Basic (Loss) per common share	(0.01)	(0.02)

Weighted Average Common Shares Outstanding	22,210,444	22,060,000

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Cash Flows

	Unaudited	Unaudited
	9 Months	9 Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Net (Loss)	$(255,077)	$(474,246)
Adjustments to reconcile decrease in net assets to net cash
provided by operating activities:

Depreciation	3,078	3,078

Stock issued for services	-
(Increase) Decrease in accounts receivable	(387,210)	205,297
(Increase) Decrease in other receivables	-	(290,302)
Decrease in deposits	-	-
(Increase) Decrease in inventory	(108,688)	429,051
Increase (Decrease) in accounts payable	40,428	264
Increase in returns & alloawance liability	(6,936)	17,972
Increase (Decrease) in due to factorer	131,322	81,419
Increase (decrease) in other accrued liabilities	-	13,095
Compensatory note issuance	310,000	-
Note discount accretion	47,360	-
Increase in interest payable	19,354
Increase in Bank overdraft	-	9,214

Net cash (used) in operation activities	(206,369)	(5,158)

Cash flows from investing activities:
Purchase equipment	(3,100)	-

Net cash (used) in investing activities	(3,100)	-

Cash flows from financing activities:
Additional capital paid in	-	(12,754)
Advances to related & entities		2,585
Advances from related parties	206,306	-

Net cash provided from financing activities	206,306	(10,169)

Net increase in cash	(3,163)	(15,327)
Cash at beginning of period	6,004	15,327
Cash at end of period	$2,841	$-

Supplemental disclosure information:
Stock issued for services	$310,000	$-
Stock issued in exchange for Notes Payable	$100,000	$-

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See Accompanying Notes To These Unaudited Financial Statements.

Industry Concept Holdings, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Unaudited Financial Information

The unaudited financial information included for the three month and six month interim period ended September 30, 2010 were taken from the books and records without audit. However, such information reflects all adjustments (consisting only of normal recurring adjustments, which are of the opinion of management, necessary to reflect properly the results of interim period presented). The results of operations for the six month period ended September 30, 2010 are not necessarily indicative of the results expected for the fiscal year ended December 31, 2010.

(2) Financial Statements

For a complete set of footnotes, reference is made to the Company’s Report on Form 10K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

(3)  Related Party Transactions

The Company uses as one of its fabric suppliers a company under common control of an officer. Included in cost of goods sold for 2009 was fabric supplied by this entity in amounts of $79,978. A family related party and a related entity was owed $206,306 at June 30, 2010 and $20,400 at end 2009 for unsecured, non-interest bearing, due on demand working capital advances. In July 2010 the Company exchanged 200,000 shares of $.001 par value stock valued at $.50 per share or $100,000 to reduce the amount owed to related parties to $106,306 at September 30, 2009.

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

Industry Concept Holdings, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  Acccounts Receivable Factor Loans

The Company has an ongoing relationship with a factor company (“the Factor”), which manages and collects the Company’s accounts receivable and loans money to the Company with the receivables as collateral, due on demand, with interest generally at 2% over the prime rate.

(6)  Contingencies
The Company at September 30, 2010 and December 31, 2009 the Company owed approximately $143,000 and $128,000 in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all Company assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Comparison of Results of Operations for the three months and nine months ended September 30, 2010 and 2009

During the three month period ended September 30, 2010, we generated $541,277 in revenues, compared to $133,692 during the three month period ended September 30, 2009, an increase of $407,585. This increase in revenues was attributable to what we consider to be the aggressive growth of our branded apparel, as well as growth in international licensing.

 Cost of goods sold during the three month period ended September 30, 2010 was $195,821, compared to $384,241during the three month period ended September 30, 2009, a decrease of $188,420 which management attributes to better inventory controls.

We had a gross profit of $345,456 during the three month period ended September 30, 2010, compared to a loss of $250,549 during the three month period ended September 30, 2009, which management attributes to better inventory controls.

Our operating expense during the three month period ended September 30, 2010 was $156,583, compared to $123,965 during the three month period ended September 30, 2009, an increase of $32,618. This increase was primarily as a result of higher G&A expenses.

We also incurred no interest expense during the three months ended September 30, 2010, compared to $38,282 the similar period in 2009.

As a result, we had a net profit of $188,873 during the three month period ended September 30, 2010 (approximately $0.01 per share), compared to a net loss of $412,796 during the three month period ended September 30, 2009 (approximately $0.02 per share).  This represents the second consecutive three month period of net profit for us.

During the nine month period ended September 30, 2010, we generated $1,281,681 in revenues, compared to $534,275 during the nine month period ended September 30, 2009, an increase of $747,406. This increase in revenues was attributable to what we consider to be the aggressive growth of our branded apparel, as well as growth in international licensing.

Cost of goods sold during the nine month period ended September 30, 2010 was $939,261, compared to $656,062 during the nine month period ended September 30, 2009, an increase of $283,199 which is a better margin than the previous year. Management attributes this to better inventory controls.

We had a gross profit of $342,420 during the nine month period ended September 30, 2010, compared to a loss of $121,787 during the nine month period ended September 30, 2009, which management attributes to better inventory controls.

Our operating expense during the nine month period ended September 30, 2010 was $523,677, compared to $329,949 during the nine month period ended September 30, 2009, an increase of $193,728. This increase was primarily as a result of higher G&A expenses.

We also incurred $181,257 in interest expense during the nine months ended September 30, 2010, compared to $451,736 the similar period in 2009.

As a result, we had a net loss of $255,077 during the nine month period ended September 30, 2010 (approximately $0.01 per share), compared to a net loss of $474,246 during the nine month period ended September 30, 2009 (approximately $0.02 per share).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had $2,841 in cash and cash equivalents.

Net cash used in operating activities was $206,369 during the nine month period ended September 30, 2010, compared to $5,158 used during the nine month period ended September 30, 2009. However, we anticipate that overhead costs in current operations will increase in the future as a result of our anticipated increased marketing activities.

Cash flows used in investing activities were $3,100 during the nine month period ended September 30, 2010 and $-0- in 2009. We purchased equipment during the nine month period ended September 30, 2010.

Cash flows provided by financing activities were $206,306 during our nine month period ended September 30, 2010, compared to $10,169 during the nine month period ended September 30, 2009.

At September 30, 2010 and December 31, 2009 we owed approximately $143,000 and $128,000, respectively, in unpaid federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We are currently in negotiations with the IRS to resolve this situation but there can be no assurances that these discussions will result in a favorable resolution.

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

       Effective December 18, 2009, we assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders. We issued an aggregate of 60,000 shares as consideration for the extension of these notes. We owed $206,306 at June 30, 2010 and $20,400 at the end 2009 on this debt. In July 2010 the Company exchanged 200,000 shares of $.001 par value stock valued at $.50 per share or $100,000 to reduce the amount owed to the parties to $106,306 at September 30, 2010.

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

INFLATION

          Although our operations are influenced by general economic conditions, we do not believe that inflation had a material effect on our results of operations during the three month period ended September 30, 2010.

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

Based on this evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2010, at reasonable assurance levels. We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

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

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during the period ended September 30, 2010, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on an assessment, management believes that, as of September 30, 2010, our internal control over financial reporting was effective.

PART II. OTHER INFORMATION

 ITEM 1.     LEGAL PROCEEDINGS

As of the date of this report we believe we owe approximately $143,000 in past due federal and state payroll taxes. In response the Internal Revenue Service has filed a lien on all our assets. The outstanding taxes currently remain unpaid. What actions, if any, authorities may take to collect the taxes are unknown at the present time. We have entered into discussions with the IRS and while no assurances can be provided, we hope to have a settlement arrangement on this obligation with the IRS within the next nine months.

We are also party to that certain action entitled FTC Commercial Corp. v Primp, LLC, et. al., Case No. BC432715, Los Angeles Superior Court, Unlimited Civil Division. FTC has alleged that we owe approximately $375,000 to it relating to factoring activities.  We have entered into settlement discussions with FTC and while no assurances can be provided, we hope to have a settlement arrangement on this obligation within the next nine months.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective December 18, 2009, we assumed debt in the principal amount of $250,000 received from three (3) persons and entities, each of which was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended. As part of the consideration for these notes, we issued an aggregate of 60,000 “restricted” shares of our Common Stock to these three note holders. We issued an aggregate of 60,000 shares as consideration for the extension of these notes. We owed $206,306 at June 30, 2010 and $20,400 at the end 2009 on this debt. In July 2010 the Company exchanged 200,000 shares of $.001 par value stock valued at $.50 per share or $100,000 to reduce the amount owed to the parties to $106,306 at September 30, 2010.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                   None.

ITEM 5. OTHER INFORMATION

               None.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 22, 2010.

Dated: November 22, 2010
INDUSTRY CONCEPT HOLDINGS, INC.

By: /s/ Greg Lorber
Greg Lorber, Chief Executive Officer and
Principal Executive Officer

By: /s/ Matt Milonas
Matthew Milonas, Principal Financial Officer
And Principal Accounting Officer